Form 10-Q
period 1996-03-31
TOTAL CONTAINMENT INC
filed 1996-05-15
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996.

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________.

Commission file number 0-023454

                     TOTAL CONTAINMENT, INC.
      Exact name of registrant as specified in its charter)

          Delaware                          23-2394872
     (State or other jurisdiction       (IRS Employer
     incorporation or organization      identification No.)

                         (610) 666-7777
      (Registrant's telephone number, including area code)

                               N/A
     (Former name, former address and former fiscal year, if
                   changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X        No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value $0.01 per share were outstanding at May 15, 1996.

                     TOTAL CONTAINMENT, INC.

                              INDEX

                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet -
          March 31, 1996 and December 31, 1995          3

          Condensed Consolidated Statement of
          Income - Three months ended March 31,
          1996 and 1995                                 4

          Condensed Statement of Cash Flows -
          Three months ended March 31, 1996
          and 1995                                      5

          Notes to Condensed Consolidated Financial
          Statements - March 31, 1996                   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                    7

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                       10

     Item 2.   Changes in Securities                   10

     Item 3.   Defaults upon Senior Securities         10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                        10

     Item 5.   Other Information                       10

     Item 6.   Exhibits and Reports on Form 8-K        10

SIGNATURES

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                                            March
31,       Dec. 31,

1996            1995

                             ASSETS
Current Assets:
   Cash and cash equivalents                                 $
384         $   337
   Accounts receivable, net
6,373           6,316
   Inventories - Note 2
6,186           5,691
   Other assets
2,117           2,244

          Other current assets
15,060          14,588

Molds and tooling costs, net
1,319           1,398
Property ad equipment, net
3,119           1,545
Patents, patent rights and licenses, net
4,932           5,019
Goodwill, net
5,260           5,299
Other assets
2,602           2,853


$32,292         $30,702

=======         =======

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit borrowings                                 $
2,067         $   251
   Current portion of long-term bank debt
320             240
   Accounts payable and accrued expenses
2,339           2,910
   Income taxes payable
53             ---
   Warranty reserve
3,063           2,963

          Total current liabilities
7,842           6,364


Long-term debt
820             414
Warranty reserve
5,020           5,309

         Total liabilities
13,682          12,087

Shareholders' Equity:
   Preferred stock - $0.01 par value, authorized
     1,000 shares; none issued and outstanding
- ---             ---
   Common stock - $0.01 par value; authorized
     20,000,000 shares; 4,641,600 shares issued
     and outstanding
46              46
   Capital in excess of par value
13,728          13,728
   Retained earnings
4,832           4,819
   Equity adjustment from foreign currency translation
4              22

          Total shareholders' equity
18,610          18,615

                                                            $
32,292        $ 30,702

========        ========

                    See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)


      Three months ended

          March 31,

      1996          1995

(In thousands, except per share data)
Net sales
     $7,045         $8,138
Cost of sales
      4,464          4,677

Gross profit
      2,581          3,461

Selling, general and administrative
      2,357          2,449
Amortization of patents, licenses and goodwill
        126            121

Income from operations
         98            891
Interest expenses
         52             30

Income before taxes
         46            861
Income tax expense
         33            368

Net income
     $   13         $  493

     ======         ======
Net income per share
     $ 0.00         $ 0.11

     ======         ======

Weighted average shares and share
   equivalents used in computation of
   net income per share
      4,642          4,642

     ======         ======

                      See notes to condensed consolidated
financial statements.

                     TOTAL CONTAINMENT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)



      Three months ended

          March 31,

      1996          1995

        (In thousands)
Cash flows from operating activities:

   Net cash used for operating activities
        ($658)      ($710)

Cash flows from investing activities:

   Purchase of property and equipment
       (1,597)       (305)
   Other
          ---        (144)

     Net cash used for investing activities
       (1,597)       (449)

Cash flows from financing activities:
   Net borrowings on long-term debt
          486         ---
   Net borrowings under line of credit
        1,816       1,429

     Net cash provided by financing activities
        2,302       1,429

Net increase in cash
       $   47     $   270

      ========    =======

                    See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of the Company for the three month period ended
March 31, 1996, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended
December 31, 1995.

Note 2 - Inventories

The components of inventory consist of the following:

                              Mar. 31,       Dec. 31,
                                1996           1995
                                   (In thousands)

               Raw materials  $    422       $    396
               Finished goods    5,764          5,295

                              $  6,186       $  5,691
                              ========       ========

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Delaware corporation organized in 1986. The Company is engaged in the business of designing, engineering and selling flexible double-wall underground piping systems, sump/risers and dispenser sumps, jackets for underground storage tanks and related products for use in connection with the underground conveyance and containment of petroleum and alcohol based motor vehicle fuels, including gasoline and gasohol. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, and government bodies, utilities and other fleet vehicle operators.

Net Sales

     The Company's net sales for the quarter ended March 31, 1996, were $7.0 million compared to $8.1 million for the corresponding quarter in 1995. The decrease was primarily attributable to a decrease in sales of all products in the North American and European markets due to extreme weather conditions which caused construction delays in these markets and to a lesser extent a decrease in selling price on certain products due to increased competition in the flexible piping market.

Gross Profit

     The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools and equipment, warranty expense and limited assembly costs.

The Company's gross profit for the quarter ended March 31, 1996, was $2.6 million compared to $3.5 million for the corresponding quarter in 1995. The decrease resulted primarily from decreased sales, an increase in cost on certain products and a decrease in the selling price on certain products due to increased competition in the flexible piping market.

     The Company's gross profit percentage decreased to 36.6% for the quarter ended March 31, 1996, compared to 42.5% for the corresponding quarter in 1995. The decrease was primarily attributable to a decrease in the selling price on certain products due to increased competition in the flexible piping market coupled with an increase in cost on certain products and to a lesser extent the unfavorable impact of certain fixed operating costs being spread over a decreased sales base.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 1996 and 1995, were $2.4 million.

Interest Expense

     Interest expense for the quarter ended March 31, 1996, was $52,000 compared to $30,000 for the corresponding quarter in 1995. The increase was due to the Company's borrowings on its term loan to increase its manufacturing capabilities which did not begin until the latter part of fiscal year 1995.

Amortization of Intangibles

     Amortization of Intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents
(which range from 13 to 17 years) at the acquisition or subsequent issuance date.

Income Taxes

     Income tax expense for the quarter ended March 31, 1996, was $33,000 compared to $368,000 for the corresponding quarter in 1995. The decrease was due to the decrease in the Company's income before income taxes.

Net Income

     The Company's net income for the quarter ended March 31, 1996, was $13,000 compared to $493,000 for the corresponding quarter in 1995. The decrease for the period is the result of decreased sales, an increase in cost for certain products and a decrease in the selling price on certain products due to increased competition in the flexible piping market.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. Accordingly, the Company's net sales and operating results for the quarter ended March 31 are generally adversely affected.

Liquidity and Capital Resources

     The Company had working capital of $7.2 million and $8.2 million at March 31, 1996 and December 31, 1995, respectively. The $1.0 million decrease in working capital was primarily attributable to an increase in the Company's line of credit borrowings to fund its working capital needs.

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $4.0 million unsecured and line of credit facility with a commercial bank.

     The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.
                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          A description of the Company's pending legal proceedings has been previously reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1995.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6    Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement
                    No. 33-370456 on Form S-1 of the Company

               3.2 Bylaws of the Company, Incorporated herein by reference to exhibit 3(a) to Registration
                    Statement No. 33-70456 on Form S-1 of the
                    Company

               11 Statement re: Computation of Earnings Per share (unaudited)

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

          On January 31, 1996, the Company filed a Current Report on Form 8-K, dated January 16, 1996, reporting information under Item 1.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Total Containment, Inc.
                                        (Registrant)


Date       May 15, 1996               /s/ Marc Guindon
                                        Marc Guindon
                                     President and C.E.O.


Date       May 15, 1996              /s/ Jeffrey Boehmer
                                        Jeffrey Boehmer
                                     Principal Financial Officer

                          EXHIBIT INDEX

Exhibit No.                        Description

     3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement
                    No. 33-370456 on Form S-1 of the Company

     3.2 Bylaws of the Company, Incorporated herein by reference to exhibit 3(a) to Registration
                    Statement No. 33-70456 on Form S-1 of the
                    Company

     11 Statement re: Computation of Earnings Per share (unaudited)

     27             Financial Data Schedule