Form 10-Q
period 1996-06-30
TOTAL CONTAINMENT INC
filed 1996-08-14
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM __________________ TO ___________.

Commission file number 0-23454.

                     Total Containment, Inc.
     (Exact name of registrant as specified in its charter)

          Delaware                               23-2394872
(State or other jurisdiction of              (IRS Employer
incorporation or organization)               Identification No.)

     422 Business Center, A130 North Dr., Oaks, PA     19456
    (Address of principal executive offices)      (Zip Code)

                              (610) 666-7777
      (Registrant's telephone number, including area code)

                               N/A
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No ______

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 4,641,600 shares of Common Stock, par value $0.01 per share, were outstanding at July 30, 1996.

                     Total Containment, Inc.

                              Index

                                                            Page

Part I.  Financial Information

     Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet -                3
          June 30, 1996 and December 31, 1995

          Condensed Consolidated Statement of Income -          4
          Three months ended June 30, 1996 and
          1995 and six months ended June 30, 1996 and 1995

          Condensed Consolidated Statement of Cash Flows -      5
          Six months ended June 30, 1996 and 1995

          Notes to Condensed Consolidated Financial             6
          Statements - 1996

     Item 2.   Management's Discussion and Analysis of          7
               Financial Condition and Results of Operations

Part II.  Other Information

     Item 1.   Legal Proceedings                               10

     Item 2.   Changes in Securities                           10

     Item 3.   Defaults upon Senior Securities                 10

     Item 4.   Submission of Matters to a Vote of              10
               Security Holders

     Item 5.   Other Information                               11

     Item 6.   Exhibits and Reports on Form 8-K                11

Signatures                                                     12

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                                  June 30,            Dec. 31,
                                                    1996                1995
                                                (In thousands, except share data)

                                    ASSETS
Current Assets:
  Cash and cash equivalents                       $   431          $   337
  Accounts receivable, net                          7,211            6,316
  Inventories - Note 2                              6,436            5,691
  Other assets                                      2,596            2,244

      Total current assets                         16,674           14,588

Molds and tooling costs, net                        1,214            1,398
Property and equipment, net                         2,120            1,545
Patents, patent rights and licenses,
  net                                               5,036            5,019
Goodwill, net                                       5,221            5,299
Other assets                                        2,647            2,853
                                                  -------          -------
                                                  $32,912          $30,702
                                                  =======          =======
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit borrowings                       $ 2,238          $   251
  Current portion of long-term bank debt              320              240
  Accounts payable and accrued expenses             2,846            2,910
  Income taxes payable                                338               --
  Warranty reserve                                  2,950            2,963
                                                  -------          -------

      Total current liabilities                     8,692            6,364

Long-term debt                                        820              414
Warranty reserve                                    4,132            5,309
                                                  -------          -------

      Total liabilities                            13,644           12,087
                                                  -------          -------

Shareholders' Equity:
  Preferred stock - $0.01 par value;
   authorized 1,000 shares; none
   issued and outstanding                               --               --
  Common stock - $0.01 par value;
   authorized 20,000,000 shares;
   4,641,600 shares issued and outstanding              46               46
Capital in excess of par value                      13,728           13,728
Retained earnings                                    5,453            4,819
Equity adjustment from foreign currency
translation                                             41               22
                                                   -------          -------

    Total shareholders' equity                      19,268           18,615
                                                   -------          -------
                                                   $32,912          $30,702
                                                   =======          =======

    See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.

           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                        Three months ended       Six months ended
                                              June 30,               June 30,
                                        1996        1995         1996      1995
                                        ----        ----         ----      ----
                                         (In thousands, except per share data)
Net sales                               $9,865      $10,301      $16,910   $18,439
Cost of sales                            6,214        6,156       10,677    10,833
Special warranty reserve expense             0        5,000            0     5,000
                                        ------      -------      -------   -------

Gross profit (loss)                      3,651        (855)        6,233     2,606

Selling, general and administrative      2,444        2,428        4,802     4,877
Amortization of patents, licenses
and goodwill                               126          120          252       241
                                        ------      -------      -------   -------

Income (loss) from operations            1,081       (3,403)       1,179    (2,512)
Non-recurring transaction expense            0          376            0       376
Interest expense                            73           60          125        90
                                        ------      -------     --------   -------

Income (loss) before income taxes        1,008       (3,839)       1,054    (2,978)
Income tax expense (benefit)               387       (1,570)         419    (1,202)
                                        ------      --------       ------  --------

Net income (loss)                       $  621      $(2,269)      $  635   $(1,776)
                                        ======      ========      ======   ========

Net income (loss) per share             $ 0.13      $ (0.49)      $ 0.14   $ (O.38)
                                        ======      ========      ======   ========

Weighted average shares and share
  equivalents used in computation
  of net income per share                4,642       4,642         4,642     4,642
                                        ======      ======        ======   =======

    See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)


                                                                     Six months ended
                                                                         June 30,
                                                                     1996        1995
                                                                     -----       ----
                                                                     (In thousands)
Cash flows from operating activities:

  Net cash used for operating activities                           $(1,667)     $    513
                                                                   --------     --------

Cash flows from investing activities:
  Purchase of property and equipment                                  (712)         (835)
  Other                                                                ---          (200)
                                                                   --------       -------
     Net cash used for investing activities                           (712)       (1,035)
                                                                   ========      ========

Cash flows from financing activities:
  Net borrowings on long-term debt                                     486           ---
  Net borrowings under line of credit                                1,988           809
                                                                   -------       -------

     Net cash provided by financing activities                       2,474           809
                                                                   -------       -------

Net increase in cash                                               $    95       $   287
                                                                   =======       =======

    See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc., (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of the Company for the three month period ended
June 30, 1996 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K of the year ended December 31, 1995.

Note 2 - Inventories

The components of inventory consist of the following:

                                   June 30,        Dec. 31,
                                    1996            1995
                                   -------        --------
                                       (In thousands)

               Raw materials       $  427         $  396
               Finished goods       6,009          5,295
                                   ------         ------
                                   $6,436         $5,691
                                   ======         ======

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Delaware corporation organized in 1986. The Company is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, government bodies, utilities, and other fleet vehicle operators.

Net Sales

     The Company's net sales for the quarter and six months ended June 30, 1996, were $9.9 million and $16.9 million, respectively, as compared to $10.3 million and $18.4 million for the corresponding periods in 1995. Net sales decreased 4.2% during the quarter and 8.3% for the first six months of 1996 as compared to the same periods in the previous fiscal year. The decrease for both the quarter and the first six months was primarily attributable to a decrease in sales of all of our products in the United States due to a slow down in retrofitting of existing sites caused by a combination of weather, permitting delays and increased gasoline dispensing profit. This decrease was partially offset by an increase in sales in Latin and South America, primarily Mexico, as construction has recently increased following last year's downturn due to the devaluation of the peso.

Gross Profit

     The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools and equipment, warranty expense and limited assembly costs. The Company's gross profit (loss) for the quarter and six months ended June 30, 1996, was $3.7 million and $6.2 million, respectively, as compared to ($855,000) and $2.6 million for the corresponding periods in 1995. Gross profit increased 527.0% during the quarter and 139.2% for the first six months of 1996 as compared to the same periods in the previous fiscal year. The increase resulted primarily from a $5 million charge to earnings to increase the Company's warranty reserve in the second quarter of 1995.

     The Company's gross profit (loss) percentage was 37.0% for the quarter and 36.9% for the six months ended June 30, 1996, as compared to (8.3%) and 14.1% for the same periods in the previous fiscal year. The Company's gross profit (loss) percentage increased primarily as a result of the aforementioned charge to warranty expense. This increase was offset by a decrease in sales for the first six months of 1996, as well as an increase in the cost of certain purchased items.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter and six months ended June 30, 1996, were $2.4 million and $4.8 million, respectively, as compared to $2.4 million and $4.9 million for the corresponding periods in 1995. Selling, general and administrative expenses increased 0.7% during the quarter and decreased 1.5% for the first six months of 1996 as compared to the same periods in the previous fiscal year. This increase for the quarter was due to an increased expenditure on third party product testing. The decrease for the six month period was due to a decrease in expenses for legal activities.

Interest Expense

     Interest expense for the quarter and six months ended
June 30, 1996, was $73,000 and $125,000, respectively, as
compared to $60,000 and $90,000 for the corresponding periods in 1995. The increase was due to the Company borrowing on a term loan to increase its manufacturing capabilities which did not begin until the latter part of fiscal year 1995.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 18 years) at the acquisition date or subsequent issuance date.

Income Taxes

     Income tax (benefit) for the quarter and six months ended June 30, 1996, was $387,000 and $419,000, respectively, as compared to an expense (benefit) of ($1.6 million) and ($1.2 million) for the corresponding periods in 1995. The increase was due to the increase in the Company's income before income taxes.

Net Income

     The Company's net income (loss) for the quarter and six months ended June 30, 1996, was $621,000 and $635,000, respectively, as compared to ($2.3 million) and ($1.8 million) for the corresponding periods in 1995. Net income increased 127.4% during the quarter and 135.8% for the first six months of 1996 as compared to the same periods in the previous fiscal year. The increase for both periods is the results of the increase in the warranty reserve in the second quarter of 1995. This was partially offset by a decrease in the net sales.

Liquidity and Capital Resources

     The Company had working capital of $8.0 million and $8.2 million at June 30, 1996 and December 31, 1995, respectively. The decrease was due to the reduction in long term warranty reserve, offset by the Company's net income and depreciation.

                   Part II.  Other Information

Item 1.  Legal Proceedings

     A federal district court jury in Los Angeles, California has recently returned a verdict in favor of the Company. The suit was filed by Ameron, Inc. and Environ Products, Inc., against the Company, Keith Osborne and several companies owned by Mr. Osborne. The suit claimed breach of contract, trade defamation, unfair competition, conspiracy and violation of various federal antitrust laws.

     The verdict, which can be appealed, determined, in effect, that only the Company and Mr. Osborne will be legally entitled to make, use and sell retractable double-wall, flexible underground fuel containment systems when a patent protecting this invention is issued to Mr. Osborne. The Company and Mr. Osborne expect the patent to be issued in the near future.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 1995 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 19, 1996. Notice of the Meeting was mailed to stockholders on or about April 3, 1996, together with proxy solicitation materials prepared in accordance with
Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purposes:

     1. To elect two Class II directors to hold office until the 1999 Annual Meeting of Stockholders and until their successors shall have been elected and qualified
          (Matter No. 1);

     2. To ratify the appointment by the Company's Board of Directors of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending
          December 31, 1996 (Matter No. 2); and

     3. To transact such other business as may properly come before the Annual Meeting or any adjournment or adjournments thereof.

     There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                                      Abstentions
                                                       and Broker
Nominee                    For           Withheld      Nonvotes


Marcel Dutil             2,852,600          --            --
Bernard Gouin            2,852,300         300            --


     Matter No. 2 was approved by stockholders at the Meeting.
The votes cast on this matter were as follows:

                                           Abstentions
                                            and Broker
For                  Against                Nonvotes

2,852,600               0                      --


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement No. 33-70456 on Form S-1 of the Company

          3.2 Bylaws of the Company, incorporated herein by reference to exhibit 3(b) to Registration
               Statement No. 33-70456 on Form S-1 of the Company

          11   Statement re:  Computation of Earnings Per Share
               (unaudited)

          27   Financial Data Schedule

     (b)  Reports On Form 8-K

               None.

                           Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TOTAL CONTAINMENT, INC.

Date  August 14, 1996          /s/ Mark Guindon
                              Marc Guindon
                              President and Chief Executive
                              Officer (Authorized Officer)

Date  August 14, 1996          /s/ Jeffrey A. Boehmer
                              Jeffrey A. Boehmer
                              Vice President Operations
                              (Principal Financial Officer)

                          Exhibit Index

Exhibit No.      Description

   3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to Registration Statement No. 33-70456 on
                 Form S-1 of the Company

   3.2 Bylaws of the Company, incorporated herein by reference to Exhibit 3(b) to Registration
                 Statement No. 33-70456 on Form S-1 of the
                 Company

   11            Statement re:  Computation of Earnings Per Share
                 (Unaudited)

   27            Financial Data Schedule