Form 10-Q
period 1996-09-30
TOTAL CONTAINMENT INC
filed 1996-11-14
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended     September 30, 1996.
                               OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from
to                              .

     Commission file number   0-23454

                    Total Containment, Inc.
      (Exact name of registrant as specified in its charter)

          Delaware                               23-2394872
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification No.)

422 Business Center, A130 North Dr., Oaks, PA        19456
(Address of principal executive offices )         (Zip Code)

                          (610)666-7777
      (Registrant's telephone number, including area code)

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

          Yes       X                   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value
$0.01 per share were outstanding at October 25, 1996.

                     Total Containment, Inc.

                              Index

                                                       Page

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet -              3
     September 30, 1996 and December 31, 1995

     Condensed Consolidated Statement of Income -        4
     Three months ended September 30, 1996
     and 1995 and nine months ended
     September 30, 1996 and 1995

     Condensed Consolidated Statement of Cash Flows      5
      - Nine months ended September 30, 1996 and 1995

     Notes to Condensed Consolidated Financial           6
     Statements - 1996

Item 2.   Management's Discussion and Analysis of        7
          Financial Condition and Results of
          Operations

Part II.  Other Information

     Item 1.   Legal Proceedings                        10

     Item 2.   Changes in Securities                    10

     Item 3.   Defaults upon Senior Securities          10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                         10

     Item 5.   Other Information                        10

     Item 6.   Exhibits and Reports on Form 8-K         11

Signatures                                              12

                             TOTAL CONTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                          Sep. 30,       Dec. 31,
                                                           1996            1995
                                                          (In thousands, except share data)
                      ASSETS
Current Assets:
      Cash and cash equivalents                           $    383        $    337
      Accounts receivable, net                               8,254           6,316
      Inventories - Note 2                                   7,492           5,691
      Other assets                                           2,459           2,244

                      Total current assets                  18,588          14,588

Molds and tooling costs, net                                 1,399           1,398
Property and equipment, net                                  2,243           1,545
Patents, patent rights and licenses, net                     5,190           5,019
Goodwill, net                                                5,586           5,299
Other assets                                                 2,089           2,853

                      Total assets                         $35,095         $30,702
                                                           =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Line of credit borrowings                            $ 3,107         $   251
      Current portion of long-term bank debt                   520             240
      Accounts payable and accrued expenses                  5,723           2,910
      Income taxes payable                                       -               -
      Warranty reserve                                       2,669           2,963

                      Total current liabilities             12,019           6,364


Long-term debt                                               1,960             414
Warranty reserve                                             1,177           5,309

                      Total liabilities                     15,156          12,087

Shareholders' Equity:
      Preferred stock - $0.01 par value;
            authorized 1,000 shares; none
            issued and outstanding                               -               -
      Common stock - $0.01 par value;
            authorized 20,000,000 shares;
            4,641,600 shares issued and outstanding             46              46
      Capital in excess of par value                        13,728          13,728
      Retained earnings                                      6,047           4,819
      Equity adjustment from foreign
            currency translation                               118              22

                      Total shareholders' equity            19,939          18,615

                                                           $35,095         $30,702
                                                           =======         =======

See notes to condensed consolidated financial statements.
/TABLE

                             TOTAL CONTAINMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                           Three months ended        Nine months ended
                                                Sep 30,                    Sep 30,
                                           1996         1995         1996           1995
                                                (In thousands, except share data)
Net sales                                  11,635        11,152       28,545        29,591
Cost of sales                               7,464         6,606       18,141        17,439
Special warranty reserve expense                -             -            -         5,000

Gross profit                                4,171         4,546       10,404         7,152

Selling, general and administrative         2,984         2,565        7,786         7,442
Amortization of patents, licenses
  and goodwill                                134           121          386           362

Income from operations                      1,053         1,860        2,232          (652)
Non-recurring transaction expense               -             -            -           376
Interest expense                              109            50          234           140

Income before income taxes                    944         1,810        1,998        (1,168)
Income tax expense                            351           759          770          (443)

Net income                                    593         1,051        1,228          (725)
                                       ==========    ==========   ==========     =========

Net income per share                   $     0.13    $     0.23   $     0.26     $   (0.16)
                                       ==========    ==========   ==========     =========
Weighted average shares and
   share equivalents used in
   computation of net income
   per share                           $4,677,369    $4,641,600   $4,663,459     $4,641,600
                                       ==========    ==========   ==========     ==========

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED)


                                                                  Nine months ended
                                                                     September 30,
                                                              1996                 1995
                                                                 Numbers in thousands

Cash flows generated from operating activities:

    Net cash provided by (used for) operating activities    (2,288)               1,043

Cash flows used for investing activities:

        Purchase of property and equipment                  (1,348)             (1,483)
        Other                                               (1,000)                  -

             Net cash used for investing activities         (2,348)             (1,483)

Cash flows from financing activities:
        Net borrowings on long-term debt                     1,826                   -
        Net borrowings under line of credit                  2,856                 615

             Net cash provided by financing activities       4,682                 615

Net change in cash                                       $      46            $    175
                                                =========            =========

     See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note  1 - Basis of Presentation

          The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of the Company for the three month period ended, September 30, 1996, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1995.

Note 2 - Inventories

The components of inventory consist of the following:

                                       Sep. 30,         Dec. 31,
                                         1996             1995

                                            (In thousands)

                  Raw materials         $  689          $  396
                  Finished goods         6,803           5,296
                                        $7,492          $5,692

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company is a Delaware corporation organized in 1986. The Company is the leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, government bodies, utilities, and other fleet vehicle operators.

Net Sales

          The Company's net sales for the quarter and nine months ended September 30, 1996, were $11.6 million and $28.5 million, respectively, as compared to $11.2 million and $29.6 million for the corresponding periods in 1995. Net sales increased 4.3% during the quarter and decreased 3.5% for the first nine months of 1996 as compared to the same periods in the previous fiscal year. The increase in sales for the quarter was primarily attributable to the acquisition of American Containment as well as an increase in sales of Enviroflex piping systems in South East Asia. This was partially offset by a decrease in sales of all products in the North American market due to recent high levels of retail fuel prices and profits which delayed the upgrading of existing sites. The decrease for the nine months was mainly due to the reduction in sales of all products in North America caused by, among others, inclement weather and retail fuel pricing.

Gross Profit

          The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses and manufacturing facilities, depreciation of molds, tools and equipment, warranty expense and limited assembly costs. The Company's gross profit for the quarter and nine months ended September 30, 1996, was $4.2 million and $10.4 million, respectively, as compared to $4.5 and $7.2 million for the corresponding period in 1995. Gross profit decreased 8.3% during the quarter and increased 45.5% for the first nine months of 1996 as compared to the same periods in the previous fiscal year. The decrease in gross profit for the quarter resulted primarily from an increase in the percentage of sales accrued for warranty purposes as well as an increase in the cost of certain purchased items. The increase in gross profit for the nine months ended September 30, 1996 was due to a $5 million charge to earnings to increase the company's warranty reserve in the second quarter of 1995. This was partially offset by an increase in the percentage of sales accrued for warranty purposes as well as an increase in the cost of certain components of cost of goods sold.

     The Company's gross profit percentage was 35.9% for the quarter and 36.5% for the nine months ended September 30, 1996, as compared to 40.8% and 24.2% for the same periods in the previous fiscal year. The Company's gross profit percentage decreased primarily as a result of the increase in warranty reserve provisions and increases in the cost of certain items. The increase for the nine months was due primarily to the charge to earnings in 1995, offset by the increase in warranty reserve provisions and costs of certain purchased items.

Operating Expense

          Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter and nine months ended September 30, 1996, were $3.0 million and $7.8 million respectively, as compared to $2.6 million and $7.4 million for the corresponding periods in 1995. Selling, general and administrative expenses increased 16.3% during the quarter and 4.6% for the first nine months of 1996 as compared to the same periods in the previous fiscal year. This increase for the quarter and nine months was due to additional administrative costs assumed from the acquisition of American Containment.

Interest Expense

          Interest expense for the quarter and nine months ended September 30, 1996, was $109,000 and $234,000, respectively, as compared to $50,000 and $140,000 for the corresponding periods in 1995. The increase was due to the Company's continued borrowing on a term loan to increase its manufacturing capabilities as well as the additional interest expense for the term loan used to acquire American Containment.

Amortization of Intangibles

          Amortization of intangibles consists of the amortization of goodwill, including goodwill related to purchase of American Containment, over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 18 years) at the acquisition date or subsequent issuance date.

Income Taxes

          Income tax (benefit) for the quarter and nine months ended September 30, 1996, was $351,000 and $770,000, respectively, as compared to an expense (benefit) of $759,000 and ($443,000) for the corresponding periods in 1995. The decrease in income tax expense for the quarter was due to a reduction in earnings before income taxes. The increase in income tax expense for the nine months was due primarily to the reduction of earnings before taxes in 1995 caused by the aforementioned increase in the Company's warranty reserve.

Net Income

          The Company's net income for the quarter and nine months ended September 30, 1996, was $593,000 and $1.2 million, respectively, as compared to $1.1 million and ($725,000) for the corresponding periods in 1995. Net income decreased 43.6% during the quarter and increased 269.4% for the first nine months of 1996 as compared to the same periods in the previous fiscal year. The decrease in net income for the quarter was due primarily to a reduction in earnings before taxes caused by certain increases in costs of goods sold and selling, general, and administrative expenses. The increase for the nine months is the result of the increase in the warranty reserve in the second quarter of 1995. This was partially offset by a decrease in net sales and an increase in both costs of goods sold and selling, general, and administrative expenses.

Liquidity and Capital Resources

          The Company had working capital of $6.6 million and $8.2 million at September 30, 1996 and December 31, 1995, respectively. The decrease was due to the reduction in long term warranty reserve, offset by the Company's net income and depreciation.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In July of 1991, Meijer, Inc. ("Meijer"), a corporation that owns and operates grocery stores throughout the State of Michigan, some of which operate motor vehicle fuel dispensing stations, filed a lawsuit in the Michigan Circuit Court for the Seventeenth Judicial District against the Company and 18 other defendants, including general contractors, subcontractors, architects and engineers. Meijer alleged, among other claims, breach of warranty with respect to the alleged failure of the Company's Pipe Jackets which were installed between 1988 and 1990 at 11 fuel dispensing station sites in Michigan by various third party contractors as a secondary containment mechanism for a primary pipe system manufactured by a competitor.

          In September of 1996, the Company and Meijer settled outstanding and potential claims by Meijer against the Company. The settlement, which is reflected in the Company's financial statements, has the effect of eliminating any contingent exposure which the Company possessed as a result of the claims alleged in Meijer's lawsuit.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     Acquisition of American Containment

     The Company acquired substantially all of the assets and certain of the liabilities of American Containment of Bakersfield, California through American Containment, Inc., a newly created wholly owned subsidiary. For the year ended December 31, 1995, American Containment had sales of $3.4 million, and at December 31, 1995, had assets of $842,000 and liabilities of $392,000.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement No. 33-70456 on Form S-1 of the Company

          3.2 By-laws of the Company, incorporated herein by reference to exhibit 3(a) to Registration
               Statement No. 33-70456 on Form S-1 of the Company

          11   Statement re:  Computation of Earnings Per Share
               (unaudited)

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

               None

                           Signatures





          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TOTAL CONTAINMENT, INC.


Date  November 13, 1996       /s/ Pierre Desjardins
                              Pierre Desjardins
                              President and C.E.O.



Date  November 13, 1996       /s/ Jeffrey A. Boehmer
                              Jeffrey A. Boehmer
                              Vice President Operations
                              (Principal Financial Officer)

                          Exhibit Index



Exhibit No.    Description

     3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement No. 33-70456 on Form S-1 of the Company

     3.2 By-laws of the Company, incorporated herein by reference to exhibit 3(a) to Registration
               Statement No. 33-70456 on Form S-1 of the Company

     11        Statement re:  Computation of Earnings Per Share
               (unaudited)

     27        Financial Data Schedule