Form 10-K405
period 1996-12-31
TOTAL CONTAINMENT INC
filed 1997-03-31
CIK 913666

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________________________________ TO __________________________________ .

Commission file number 0-23454.

                            TOTAL CONTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

                        DELAWARE                      23-2394872
        ----------------------------------------  -------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

         422 BUSINESS CENTER, A130 NORTH DRIVE,
            P.O. BOX 939, OAKS, PENNSYLVANIA             19456
        ----------------------------------------  -------------------
        (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (610) 666-7777

Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of each exchange
           Title of each class                            on which registered
           -------------------                           ---------------------
                  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by nonaffiliates as of February 28, 1997, was $5,512,650.

  As of February 28, 1997 the Registrant had 4,641,600 shares of Common Stock outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE. Portions of the 1996 Annual Report to Stockholders of the Registrant are incorporated by reference into Part II of this Report and portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on April 11, 1997 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            TOTAL CONTAINMENT, INC.

                               TABLE OF CONTENTS

                                    PART I
 ITEM 1.  BUSINESS.......................................................     1
 ITEM 2.  PROPERTIES.....................................................     4
 ITEM 3.  LEGAL PROCEEDINGS..............................................     4
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     5
 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT...........................     5
                                    PART II
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS........................................................     6
 ITEM 6.  SELECTED FINANCIAL DATA........................................     7
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................     7
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     7
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................     7
                                   PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............     7
 ITEM 11. EXECUTIVE COMPENSATION.........................................     7
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................     7
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     7
                                    PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
          K..............................................................     8

                                     PART I

ITEM 1. BUSINESS

  Total Containment, Inc. (the "Company") was incorporated in the State of Delaware in 1986. The Company is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The Company's systems and products are used in connection with the installation of new and the retrofitting of existing underground fuel containment and distribution systems ("Fuel Containment Systems") worldwide. The principal end users of the Company's products are major oil companies and convenience stores. End users also include government bodies, utilities and other fleet vehicle operators.

  During the third quarter of 1996, the Company acquired American Containment, Inc. ("ACI"). ACI is principally engaged in the manufacture and installation of fiberglass tank and dispenser sumps used in underground piping systems. The Company acquired ACI to have a supply of quality fiberglass components in addition to an increased presence in the Western United States.

PRINCIPAL PRODUCTS

  The principal products of the Company and their primary features are summarized in the following table:

              A flexible double-wall pipe       . Double-wall construction
Enviroflex(R) for the conveyance and              provides primary pipe
              secondary containment of            protection and secondary
              motor vehicle fuels from            containment
              underground storage tanks to      . Flexible
              product dispensers                . No joints
                                                . UL-approved for gasoline and
                                                  gasohol
                                                . Primary pipe can be
                                                  retracted for repair or
                                                  replacement
                                                . Ease of installation
                                                . Thermoplastic construction
                                                . Certain features protected
                                                  by patent

Sump/risers   Liquid-resistant access           . Secondary containment
              chambers made from                . Mounted on all types of
              fiberglass or polyethylene          underground storage tanks
              for submersible pumps and         . Provides easy aboveground
              other fittings attached to          access to pumps and fittings
              underground storage tanks         . Sumps and risers can be
                                                  stacked and trimmed to
                                                  achieve required burial
                                                  depth
                                                . Polyethylene and fiberglass
                                                  construction
                                                . Certain features protected
                                                  by patent

Dispenser     Liquid-resistant secondary        . Secondary containment
sumps         containment chambers made         . UL-approved mounting frames,
              from fiberglass or                  brackets and stabilizer bars
              polyethylene for above            . Provides aboveground access
              ground fuel dispensers              to dispenser valves, joints
                                                  and connectors
                                                . Polyethylene and fiberglass
                                                  construction
                                                . Certain features protected
                                                  by patent

Bulkhead      Specially designed fittings       . Ease of installation
fittings and  used to seal pipe/sump            . Thermoplastic construction
reducers      connections                       . Certain features protected
                                                  by patent

Tank          A polyethylene jacket that        . Secondary containment
Jacket(R)     provides secondary                . UL-approved secondary
              containment and corrosion           containment and corrosion
              protection for steel                protection jacket
              underground storage tanks         . UL-approved for gasoline and
                                                  gasohol
                                                . Less expensive than
                                                  fiberglass tanks
                                                . Ease of transportation
                                                . Polyethylene construction
                                                . Certain features protected
                                                  by patent

Pipe Jacket   A telescoping polyethylene        . Seconday containment
              pipe that provides liquid         . Polyethylene construction
              conveyance and corrosion          . Certain features protected
              protection for rigid                by patent
              fiberglass or steel
              underground piping systems

SALES ACTIVITIES

 General

  The sales of the Company's principal products and the sales of each product as a percentage of total sales in 1994, 1995 and 1996 are set forth in the following table:

                     SALES AND PERCENTAGES OF TOTAL SALES

                                            YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                       1994           1995           1996
                                   -------------  -------------  -------------
                                            (DOLLARS IN THOUSANDS)
Enviroflex(R) and other piping...  $20,210  50.1% $18,465  47.3% $16,912  44.8%
Sump/risers and bulkhead fittings
 and reducers....................    7,795  19.3    7,696  19.7    8,374  22.2
Dispenser sumps..................    4,543  11.3    4,732  12.1    4,876  12.9
Tank Jacket(R)...................    5,177  12.8    5,983  15.3    6,008  15.9
Pipe Jacket......................    1,381   3.4      774   2.0      624   1.7
Applicator equipment and other...    1,249   3.1    1,418   3.6      936   2.5
                                   ------- -----  ------- -----  ------- -----
Totals...........................  $40,355 100.0% $39,068 100.0% $37,730 100.0%
                                   ======= =====  ======= =====  ======= =====

 Geographic Markets

  In addition to the United States, the Company's geographic market for its products includes Canada, Mexico, Central and South America, Europe (including the EEC, Hungary and Poland), Australia, New Zealand, Southeast Asia (including Singapore, Thailand, Taiwan and Hong Kong), and the Middle East (including Turkey and Israel). The Company's net sales to customers outside the United States in 1996, 1995 and 1994 were $12.7 million, $12.3 million and $13.6 million, respectively. The Company's principal foreign end users are the major oil companies.

  The following table sets forth, for the periods indicated, the net sales of the Company's products by geographic market area.

                      NET SALES BY GEOGRAPHIC MARKET AREA

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1994    1995    1996
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
Net Sales:
 United States......................................... $26,743 $26,761 $25,001
 Canada................................................   2,188   1,811   1,566
 Mexico, Central and South America.....................   7,874   4,957   6,028
 Europe and the Middle East............................   2,659   4,431   3,761
 Southeast Asia, Australia and New Zealand.............     891   1,108   1,374
                                                        ------- ------- -------
Total.................................................. $40,355 $39,068 $37,730
                                                        ======= ======= =======

  Information relating to foreign operating income and foreign assets is set forth in Note 12 of Notes to Consolidated Financial Statements included elsewhere herein.

PRODUCT DEVELOPMENT

  The Company is committed to a program of continuous product evaluation and continuous improvement in order to maintain the technological competitiveness of its product line. In addition, the Company is actively engaged in developing new products for traditional markets in addition to expanding into non-traditional markets.

  In 1996, the Company successfully completed the Underwriters' Laboratories
(UL) testing for a complete retractable Enviroflex(R) piping system as well as a non-retractable co-axial piping system. Also, the Company received UL approval on a dual extrusion, vapor recovery piping system.

END USERS

  The principal domestic end users of the Company's products are major oil companies and convenience store chains which purchase the Company's products in connection with the installation of new and the retrofitting of existing Fuel Containment Systems. The Company's other domestic customers are primarily state and local government bodies, utilities and other fleet vehicle operators.

  Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. During each of the last three fiscal years, the Company's backlog of orders averaged less than $770,000. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant backlog.

COMPETITION

  The industry in which the Company operates is highly competitive and dominated by a few companies. The companies compete on several factors including product performance, service, and pricing.

  The Company's principal competitors in the market for underground piping systems (including sump risers and dispenser sumps) are divisions or subsidiaries of A. O. Smith Corporation and Ameron, Inc. both fiberglass manufacturers, as well as Environ Products, Inc., a manufacturer of flexible piping systems.

  The Company's primary competition for Tank Jacket(R) are manufacturers of fiberglass, fiberglass clad, and steel tanks. Of these competing manufacturers, Fluid Containment, Inc. and Xerxes Corporation, are both fiberglass tank manufacturers.

MANUFACTURERS AND SUPPLIERS

  The Company traditionally relies on independent suppliers to manufacture substantially all of its products. The Company directly manufacturers Tank Jacket(R) and has also formed Rene Morin, Inc., a wholly-owned subsidiary, which manufactures rubber molded bulkhead fittings and other seals. In addition, the Company acquired American Containment, Inc. to manufacture and install fiberglass tank and dispenser sumps.

  Ten suppliers provide the Company approximately 77% of its purchases. The Company has entered into written supply contracts with two of these ten suppliers, Dayco Products, Inc. ("Dayco") (which manufacturers flexible primary pipes) and Cleveland Tubing, Inc. (which manufactures various extruded pipes such as Enviroflex(R) secondary). The Company has elected not to enter into written supply contracts with its other principal suppliers.

PATENTS AND TRADEMARKS, LICENSING AGREEMENTS

  The Company derives revenues from the sale of Enviroflex(R) and Tank Jacket(R), certain features of which are covered by patents owned by or assigned or licensed to the Company. The Company relies on these and other patents, other intellectual property rights, contractual provisions, and technical measures to protect these design features.

  On December 16, 1994 the Company and Mr. Keith Osborne entered into a settlement agreement (the "Settlement Agreement") pursuant to which the parties settled an interference proceeding commenced by Mr. Osborne against the Company that challenged the retractability feature of the patent which covers

Enviroflex(R). Pursuant to the terms of the Settlement Agreement, the Company was granted an exclusive worldwide license (the "License"), for the life of the applicable patents, to practice the claims of the retractability feature of Enviroflex(R) which are covered under the patent (the "Patent") issued to Mr. Osborne and which are covered under any and all foreign applications and foreign patents of Mr. Osborne, subject to the right of Mr. Osborne to practice such claims. Mr. Osborne also agreed, among other things, to refrain from assigning or granting rights to the inventions in the future and from selling his business to other than to the Company, except under certain limited circumstances. In exchange for the grant by Mr. Osborne of the License and related consideration, the Company is required to pay to Mr. Osborne a royalty equal to three percent (3%) of net sales of the Company attributable to products covered by the inventions which are subject matter of the Patent. For purposes of the Settlement Agreement, net sales means the gross sales of the Company less discounts, allowances, applicable sales tax, duties, tariffs, freight, insurance, rebates, returns, and reasonable commissions actually paid. Royalties are required to be paid by the Company within forty-five (45) days following the end of each calendar quarter. Notwithstanding the foregoing, the Company must make a minimum payment to Mr. Osborne of $75,000 per calendar quarter. On the date of the execution of the Settlement Agreement, the Company paid to Mr. Osborne $1.5 million as an advance against earned royalties. As of December 31, 1996, the prepaid royalty was $646,000.

  The License and the obligation of the Company to pay the royalty in connection with the grant of the License will terminate upon the earlier of:
(a) the failure of the Company to pay any royalty payment due within sixty
(60) days after the date when such payment is due, or (b) the expiration of the patent. For information relating to certain litigation relating to the settlement agreement and the rights of others to practice the invention covered under the Patent, see "Item 3. Legal Proceedings."

  The Company also relies on unpatented proprietary information to maintain and develop its commercial position.

  Enviroflex(R), Tank Jacket(R), Omniflex(R) and Total Containment(R) are registered trademarks of the Company.

EMPLOYEES

  As of December 31, 1996, the Company employed 156 persons, of which 24 were engaged in marketing and sales; 9 were engaged in research and development; 96 were engaged in manufacturing and assembly; and 27 were engaged in finance, administration and management. Of the total number of employees, 4 were located outside the United States. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company operates in a 68,000 square foot leased facility located in Oaks, Pennsylvania. The Company believes that the facility will accommodate its administrative and manufacturing needs for the foreseeable future.

  RMI operates in a 12,000 square foot leased facility located in Plainfield, Connecticut.

  ACI operates in several leased buildings, totaling approximately 10,000 square feet, located in Bakersfield, California.

ITEM 3. LEGAL PROCEEDINGS

  Patent Settlement Agreement and Related Litigation. In December 1994, the Company and Mr. Keith Osborne executed an agreement settling a dispute as to the ownership of the retractability feature of the underground containment system sold by the Company. Under the settlement agreement, Mr. Osborne retained rights to manufacture and sell underground systems with a retractability feature, granted the Company similar rights, and agreed to terminate the rights of two existing licensees, Ameron, Inc. ("Ameron") and Environ

Products, Inc. ("Environ") (collectively "the Licensees") to practice these and other inventions. The Company agreed to reimburse Mr. Osborne, under certain conditions, for amounts paid to the Licensees to terminate their rights, not to exceed $1.95 million, and if certain conditions are met, to defend and indemnify Mr. Osborne against any losses it incurred in connection with such termination. The agreement also precludes Mr. Osborne from assigning his rights to the invention to others, or from selling his business except under certain circumstances.

  After Mr. Osborne terminated the rights of the Licensees, they commenced an action against the Company on November 24, 1994 in the United States District Court for the Central District of California and Mr. Osborne alleging trade defamation, unfair competition, restraint of trade, breach of contract, and violation of the antitrust laws. The Licensees sought compensatory damages, punitive damages and a declaration that Mr. Osborne may not terminate their licenses. The Court dismissed the antitrust claims, the jury otherwise found in favor of the Company and the Licensees appealed. Management does not believe the Company will incur any material liability related to this suit. Therefore, no specific provision for loss has been recorded by the Company. In September 1996, one of the Licensees sued Mr. Osborne seeking to cause the third party to refund $1.0 million due to the Licensee as a result of the jury's determination. In January 1997, the Court found that the Licensee was entitled to a refund but noted that the receipt by the Licensee of a refund may result in a waiver of its right to appeal the earlier jury determination. The Company expects that Mr. Osborne will demand reimbursement for the amount of the judgment, if payable. The Company believes that it possesses meritorious defenses in any such action.

  The Company is a defendant in counterclaims asserted by Mr. Osborne, OPW Fueling Components ("OPW"), Buffalo Environmental Products Corporation ("Buffalo") and Intelpro Corporation ("Intelpro") in an action instituted by the Company in October, 1996, in the United States District Court for the Eastern District of Pennsylvania. The counterclaims assert that the Company breached contractual undertakings under the settlement agreement to consent to a transfer by Mr. Osborne of his business, including his retained rights thereunder. The counterclaims also assert tortious interference with contract and seek unspecified damages. The Company denies liability. Discovery recently commenced, and a trial date of April 1, 1997 has been set. The Company intends to defend these counterclaims vigorously.

  Other Litigation. The Company is also involved in various other lawsuits incidental to the conduct of its business. The Company does not believe that the outcome of these lawsuits will have a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their ages and positions with the Company are as follows:

NAME                      AGE                      POSITION
----                      ---                      --------
Pierre Desjardins........  55 President and Chief Executive Officer
Jeffrey A. Boehmer.......  31 Vice President Operations
Randolph B. Braun........  39 Vice President Sales and Marketing
David L. Gilbert.........  47 Vice President Engineering
Homer N. Holden..........  60 Vice President -- Research and Product Development

  The principal occupation and business experience during the last five years of the executive officers of the Company are as follows:

  Pierre Desjardins joined the Company in September 1996 as President and Chief Executive Officer. From 1990 to 1994, he was President and Chief Executive Officer of Domtar, Inc., a publicly held Canadian pulp and paper corporation. He is currently a director for Discreet Logic, a publicly held Canadian company that develops, assembles, markets, and supports systems for creating, editing and compositing imagery and special effects for film and video.

  Jeffrey A. Boehmer joined the Company as an accountant in 1987, became Accounting Manager in mid-1989, Administrative Assistant at the end of 1989 and served as Operations Manager from 1990 to 1996. Mr. Boehmer has served as Secretary of the Company since 1994 and Vice President Operations since January, 1996.

  Randolph B. Braun joined the Company as Director of Marketing in April 1995 and became Vice President of Sales and Marketing in January 1996. Prior to joining the Company, from 1992 to 1995, Mr. Braun was a Sales and Marketing Account Executive for Mark IV Automotive, concentrating on customers in the Pacific Rim and the Japanese auto manufacturers transplanted in the United States.

  David L. Gilbert joined the Company in March of 1996 as Vice President Engineering. Prior to joining the Company, from 1992 to 1996, Mr. Gilbert was Manager of Program Development with Mark IV automotive. In this position he was responsible for establishing new manufacturing plants in Europe.

  Homer N. Holden joined the Company as Director of Research in 1990 and became Vice President -- Research and Product Development in 1992. Prior to joining the Company, from 1988 to 1990, Mr. Holden managed the Plastic Products Development Laboratory at Dayco.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock (the "Common Stock") commenced trading on the Nasdaq Stock Market under the symbol TCIX on February 25, 1994, the date on which the Company completed its initial public offering (the "Offering"). Prior to the Offering there was no public market for the Common Stock. As of February 28, 1997, the Company had 21 shareholders of record and approximately 430 beneficial owners of the Common Stock.

  The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                       SALE PRICES
                                                     ----------------  CLOSING
                                                      HIGH     LOW    SALE PRICE
                                                     ------- -------- ----------
1996
First Quarter....................................... $ 5     $3 1/4   $ 3 5/8
Second Quarter......................................   3 3/4  2 1/4     3 1/2
Third Quarter.......................................   4 1/4  1 27/32   3 1/4
Fourth Quarter......................................   3 1/2  2 1/4     3 3/8
1995
First Quarter....................................... $ 8 1/2 $7       $ 7
Second Quarter......................................  11      6        10 5/8
Third Quarter.......................................  10 1/2  3         3 11/16
Fourth Quarter......................................  4 3/4   2 3/4     4

  The Company has not paid any cash dividends on the Common Stock in the past and does not anticipate that any cash dividends will be declared or paid in the foreseeable future. The Company's current line of credit facility prohibits the payment of any dividends by the Company without the lender's prior written consent.

ITEM 6. SELECTED FINANCIAL DATA

  Information required by this Item is included on Page 3 of the Annual
Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Information required by this Item is included on Pages 4 through 7 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The audited Consolidated Financial Statements of the Company at December 31, 1995 and 1996 and for the three years ended December 31, 1996 required by this Item are included on Pages 9 through 21 of the Annual Report. No supplementary financial data is required to be included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 11, 1997 (the "Proxy Statement") under the heading "Election of Directors -- Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive Compensation -- Additional Information Regarding Directors and Officers."

  Information regarding executive officers of the Company is presented in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference herein is the information appearing in the Proxy Statement under the heading "Report of the Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference herein is the information appearing in the Proxy Statement under the headings "General -- Principal Stockholders" and "Election of Directors -- Security Ownership of Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

1. AUDITED FINANCIAL STATEMENTS

  The financial statements of the Company listed on the index set forth below are filed as part of this Annual Report on Form 10-K.

                                                                  PAGE OF THE
                                                                 ANNUAL REPORT
                                                                 -------------
Report of Independent Accountants...............................        8
Consolidated Balance Sheets as of December 31, 1995 and 1996....        9
Consolidated Statements of Operations for the years ended
 December 31, 1994, 1995 and 1996...............................       10
Consolidated Statements of Changes in Stockholders' Equity for
 the years ended December 31, 1994, 1995 and 1996...............       11
Consolidated Statements of Cash Flows for the years ended
 December 31, 1994, 1995 and 1996...............................       12
Notes to Consolidated Financial Statements......................       13

2. FINANCIAL STATEMENT SCHEDULES.

  1. Report of Independent Accountant on Financial Statement Schedule.
  2. Schedule II - Valuation and Qualifying Accounts.

3. EXHIBITS.

  The following is a list of the Exhibits required by Item 601 of Regulation S-K and incorporated by reference herein or attached as Exhibits to this Annual Report on Form 10-K.

  3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to Registration Statement No. 33-70456 on Form
      S-1 of the Company.
  3.2 Bylaws of the Company, incorporated herein by reference to Exhibit 3(b) to Registration Statement No. 33-70456 on Form S-1 of the Company.
  4.1 Specimen of Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4(a) to Registration Statement No. 33-70456 on
      Form S-1 of the Company.
 10.1 Stock Compensation Plan, dated January 14, 1994, incorporated herein by reference to Exhibit 10(a) to Registration Statement No. 33-70456 on Form
      S-1 of the Company.*
 10.2 Stock Compensation Plan, dated February 27, 1997.*
 10.3 Employment Agreement between the Company and Marc Guindon, incorporated by reference to Exhibit 10(b) to Registration Statement No. 33-70456 on
      Form S-1 of the Company.*
 10.4 Employment Agreement between the Company and Pierre Desjardins.*
 10.5 Employment Agreement between the Company and Homer N. Holden, incorporated by reference to Exhibit 10(o) to Registration Statement No.
      33-70456 on Form S-1 of the Company.*
 10.6 Employment Agreement between the Company and Jeffrey A. Boehmer, incorporated by reference to the Quarterly Report of the Company on Form
      10-Q for the quarter ended March 31, 1994.*
 10.7 Supply Agreement, dated January 1, 1993, between the Company and Dayco, incorporated herein by reference to Exhibit 10(i) to Registration
      Statement No. 33-70456 on Form S-1 of the Company.
 10.8 Supply Agreement, dated December 2, 1992, between the Company and
      Cleveland Tubing, Inc., incorporated herein by reference to Exhibit 10(j) to Registration Statement No. 33-70456 on Form S-1 of the Company.

 10.9  Secrecy Agreement, dated November 2, 1987, between the Company and
       Remcon Plastics, Inc., incorporated herein by reference to Exhibit 10(m)
       to Registration Statement No. 33-70456 on Form S-1 of the Company.
 10.10 Settlement Agreement, dated December 16, 1994, between the Company and the Settlement Counterparty, incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.
 10.11 Release of All Claims/Settlement Agreement, dated March 5, 1996, between the Company and James Lawrence.
 11    Statement re: Computation of per share earnings.
 21    Subsidiaries of the Company.
 23    Consent of Price Waterhouse LLP.
 27    Financial Data Schedule

--------
* Denotes compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Total Containment, Inc.
                                           (Registrant)

                                                   /s/ Pierre Desjardins
                                          -------------------------------------
                                             PIERRE DESJARDINS, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

Dated: March 25, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          /s/ Marc Guindon             Chairman of the          March 21, 1997
-------------------------------------   Board and Director
            MARC GUINDON

        /s/ Pierre Desjardins          President and Chief      March 25, 1997
-------------------------------------   Executive Officer
          PIERRE DESJARDINS

       /s/ Jeffrey A. Boehmer          Vice President           March 25,1997
-------------------------------------   Operations and
         JEFFREY A. BOEHMER             Secretary
                                        (Principal
                                        Financial Officer)

        /s/ Jean-Claude Arpin          Director                 March 21,1997
-------------------------------------
          JEAN-CLAUDE ARPIN

          /s/ Marcel Dutil             Director                 March 24,1997
-------------------------------------
            MARCEL DUTIL

        /s/ Charles Frey, Sr.          Director                 March 21, 1997
-------------------------------------
          CHARLES FREY, SR.

           /s/ Paul Gobeil             Director                 March 21, 1997
-------------------------------------
             PAUL GOBEIL

      /s/ Nycole Pageau-Goyette        Director                 March 21, 1997
-------------------------------------
        NYCOLE PAGEAU-GOYETTE

          /s/ Bernard Gouin            Director                 March 21, 1997
-------------------------------------
            BERNARD GOUIN

                   [LOGO OF TOTAL CONTAINMENT APPEARS HERE]

To Our Stockholders:

  1996 was a disappointing year for Total Containment, Inc. and its stockholders due to the Company's financial performance. But, it was also a year of transition which saw TCI secure its financial base, make moves for the future such as the acquisition of American Containment, Inc., increase its focus on product quality and research and development, and add additional expertise to its senior management. It was also a year of contrast with continued improvement in Latin America and Asia while the North American market was showing very sporadic industry activity.

 HIGHLIGHTS

  1996 was a year of heavy investment, a year to prepare the Company to be more competitive in the future. The Company has:

    (1) Acquired American Containment, Inc., broadening our product line with fiberglass tank and dispenser sumps and positioning Total Containment as the only supplier with a complete line of fiberglass and polyethylene sump products.

    (2) Opened five U.S. Branch Warehouses (Dallas, TX; Greensboro, NC; Orlando, FL; Bakersfield, CA; and Fort Wayne, IN) to supply products where and when needed.

    (3) Hired established senior management personnel in Sales, Engineering, and Finance.

    (4) Signed a new three-year credit facility to finance future growth.

    (5) Invested significantly in research and development and quality control.

 THE RESULTS

  The Company's net sales decreased to $37.7 million in 1996 from $39.1 million in 1995 due primarily to a market slow down in the United States, Canada and the United Kingdom, and also because of the continued downward pressure on prices due to market shifts from major oils to independent jobbers and increased competition.

  The Company had net income of $398,000 or $.09 per share compared to a loss of $2.2 million or $0.48 per share in 1995.

 THE MARKET

  TCI's sales in 1996 were:

                                                       % OF TOTAL % CHANGE 96/95
                                                       ---------- --------------
      North America...................................    70.4%        (7.1)%
      Latin America...................................    16.0%        21.6%
      Europe..........................................    10.0%       (15.1)%
      Asia............................................     3.6%        24.0%

  In North America, several major oil companies have completed their retrofit work and the bulk of the market is now coming from the mini-majors and independents who focus more on cost of material versus benefits which puts pressure on pricing.

  South America and Asia are developing at a nice pace while European sales are recovering from an industry standstill for most of 1996 in the United Kingdom.

 THE FUTURE

  TCI has developed an enviable position in the market place because of its people, products, and excellent service to our many customers. TCI expects its growth to continue in Latin America and Asia, and to resume our growth in Europe. Through more product development, an improved cost base, and continued service excellence, we will also be more competitive in North America.

 THE PEOPLE

  The Board of Directors wishes to thank the employees who have shown tremendous insight, dedication and loyalty to this Company. The Board would also like to thank Marc Guindon for his leadership in the last six years. Mr. Guindon was Chairman, President and CEO until August, 1996, and continues to serve as Chairman of the Board.

  Thank you to all.
                                          Very truly yours,

                                          /s/ Marc Guindon

                                          Marc Guindon
                                          Chairman of the Board

                                          /s/ Pierre Desjardins

                                          Pierre Desjardins
                                          President and Chief Executive
                                           Officer

                            SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated summary financial data of the Company for the periods presented.

                                              YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                       1992     1993     1994    1995     1996
                                      -------  -------  ------- -------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
      STATEMENT OF OPERATIONS DATA:
       Net Sales....................  $21,425  $31,500  $40,355 $39,069  $37,730
       Cost of sales................   12,307   17,627   22,779  31,131   25,035
                                      -------  -------  ------- -------  -------
       Gross profit.................    9,118   13,873   17,576   7,938   12,695
       Selling, general and
        administrative..............    7,456    7,650    9,350  10,262   10,665
       Amortization of patents,
        licenses and
        goodwill(1)(2)..............      314      314      356     483      508
       Loss on write-off of
        patent(2)...................       --       --    1,847      --       --
                                      -------  -------  ------- -------  -------
       Operating income (loss)......    1,348    5,909    6,023  (2,807)   1,522
       Interest expense.............    1,283    1,222      286     146      362
       Other (income) and
        expense(3)..................       --       --       --     407       --
                                      -------  -------  ------- -------  -------
       Income before income taxes...       65    4,687    5,737  (3,360)   1,160
       Income tax expense
        (benefit)...................      211    2,036    2,391  (1,112)     762
                                      -------  -------  ------- -------  -------
       Net income (loss)............  $  (146) $ 2,651  $ 3,346 $(2,248) $   398
                                      =======  =======  ======= =======  =======
       Net income (loss) per common
        share(4)....................                    $   .78 $  (.48) $   .09
                                                        ======= =======  =======
                                                   DECEMBER 31,
                                      ------------------------------------------
                                       1992     1993     1994    1995     1996
                                      -------  -------  ------- -------  -------
                                                  (IN THOUSANDS)
      BALANCE SHEET DATA:
       Working capital (deficit)....  $  (559) $  (993) $ 7,776 $ 8,224  $ 8,261
       Goodwill, patents, patent
        rights and licenses,
        net(1)(2)...................    8,107    7,863   10,449  10,317   10,700
       Total Assets.................   16,254   19,132   26,901  30,702   34,965
       Line of credit
        borrowings(5)(7)............    1,239    1,606      983     251    3,677
       Debt(5)(7)...................    6,300    5,800       --     654    2,664
       Subordinated debt to related
        party(6)....................    2,000    2,000       --      --       --
       Stockholders' equity(6)......    2,071    4,573   20,804  18,616   19,016

------------
(1) In connection with the initial public offering by the Company of 1,346,600 shares of its common stock (the "Offering"), the Company acquired the Tank Jacket(R) patent from Groupe Treco Ltee ("Treco"), a majority stockholder of the Company, in consideration for the issuance by the Company to Treco of 45,000 shares of the Company's common stock. The Tank Jacket(R) patent was valued at $427,500. See Note 8 of Notes to Consolidated Financial Statements appearing elsewhere herein.
(2) On December 16, 1994, the Company and Mr. Keith Osborne entered into a settlement agreement pursuant to which the parties settled an interference proceeding (the "Interference Proceeding") commenced by Mr. Osborne against the Company. In connection with the settlement of the Interference Proceeding, the Company wrote-off the remaining unamortized portion of the Company's patent pertaining to the retractability feature of Enviroflex(R) and capitalized amounts paid to acquire a license and related costs. See
    Note 2 of Notes to Consolidated Financial Statements appearing elsewhere herein. See also "Item 3. Legal Proceedings."
(3) During 1995, the Company incurred non-recurring transaction expenses, consisting primarily of legal fees and special committee and board fees of $407,000, related to negotiations with a third party and certain members of management with respect to their proposed acquisition of the Company. In August 1995, the Company announced that the acquisition negotiations had been terminated and charged all costs associated therewith to other expense.
(4) Based on 4.3 million weighted average shares outstanding during 1994 and
    4.6 million during 1995 and 1996.
(5) The proceeds from the Offering were used, in part, to repay, in full, the bank debt and the subordinated debt to a related party and for the temporary repayment of the Company's working capital line of credit.
(6) On March 4, 1994, the Company completed the Offering and received net proceeds of approximately $11.0 million.
(7) Increases in the line of credit and debt in 1996 were due to increased working capital requirements for, among other things, warranty charges related to the Enviroflex(R) pipe, as well as two term loans for expansion and the acquisition of American Containment, Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere herein.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1994     1995      1996
                                                     -------  -------   -------
Net sales...........................................   100.0%   100.0%    100.0%
Cost of sales.......................................    56.4     79.7      66.4
                                                     -------  -------   -------
Gross profit........................................    43.6     20.3      33.6
Selling, general and administrative.................    23.2     26.3      28.3
Amortization of patents, licenses and goodwill......     0.9      1.2       1.3
Loss on write-off of patent.........................     4.6       --        --
                                                     -------  -------   -------
Operating income (loss).............................    14.9     (7.2)      4.0
Interest expense....................................     0.7      0.4       0.9
Non-recurring transaction expense...................      --      1.0        --
                                                     -------  -------   -------
Income (loss) before income taxes...................    14.2     (8.6)      3.1
Income tax expense (benefit)........................     5.9     (2.8)      2.0
                                                     -------  -------   -------
Net income (loss)...................................     8.3%    (5.8)%     1.1%
                                                     =======  =======   =======

                 Years Ended December 31, 1996, 1995 and 1994

 Net Sales

  The Company's net sales were $37.73 million in 1996, compared to $39.07 million in 1995, and $40.36 million in 1994.

  Net sales decreased $1.34 million, or 3.4%, in 1996 as compared to 1995. The decrease was primarily attributable to a decrease in sales of Enviroflex(R) piping systems in North America and the United Kingdom, increased competition worldwide in the flexible pipe market, as well as an increase in discounting to customers.

 Gross Profit

  The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools and equipment, warranty expense and limited assembly costs. The Company's gross profit was $12.69 million in 1996, compared to $7.94 million in 1995 and $17.58 million in 1994.

  Gross profit increased $4.75 million or 59.8% in 1996 as compared to 1995. The increase resulted primarily from a $7.50 million warranty charge in 1995 related to the Enviroflex(R) pipe. This was partially offset by an increase in discounting to customers, along with an increase in the cost of certain purchased materials, as well as an increase in freight costs and manufacturing overhead.

  Gross profit decreased $9.64 million or 54.8% in 1995 as compared to 1994. The decrease resulted primarily from the $7.50 million warranty charge, a decrease in sales, and to a lesser extent, a decrease of selling price due to increased competition in the flexible piping market.

 Operating Expense

  Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses were $10.66 million in 1996, compared to $10.26 million in 1995. Selling, general and administrative expenses increased $402,000, or 3.9%, in 1996, as compared to 1995, which was primarily attributable to an increase in selling and administrative expenses related to the acquisition of American Containment, Inc. and additional corporate personnel.

  Selling, general and administrative expenses were $10.26 million in 1995, compared to $9.35 million in 1994. The increase was primarily attributable to an increase in salaries as a result of the hiring of additional engineers, sales personnel, and administrative support, as well as an increase in both research and development and marketing expenses.

  The increase in selling, general and administrative expenses as a percentage of net sales to 28.3% in 1996, from 26.3% in 1995 and 23.2% in 1994, resulted primarily from selling, general and administrative expenses being spread over a lesser volume of sales and, in 1996, from increased selling, general and administrative expenses as a result of the acquisition of American Containment, Inc.

  Research and development expenses are included in the general expense category and were approximately $786,000, $760,000 and $700,000, in 1996, 1995 and 1994, respectively. The increase in research and development expense for 1996, as compared to 1995 and 1994, resulted from an increase in product development efforts.

 Amortization of Intangibles

  Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents and licenses (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

  The Company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. The carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. The adoption of FAS 121 did not have a material effect on the Company's financial statements.

 Patent Write-Off

  In connection with the settlement of the Interference Proceeding, the Company, in December, 1994, wrote-off $1.85 million, the remaining unamortized portion of the TCI/Exxon Patent. See "Item 3. Legal Proceedings."

 Interest Expense

  Interest expense was $362,000, $146,000 and $286,000 in 1996, 1995 and 1994,
respectively. The increase of $216,000 in interest expense in 1996 compared to 1995 was due to a term loan used to acquire American

Containment, Inc. and an increase in the Company's line of credit activity for, among others, warranty charges related to the Enviroflex(R) pipe. The decrease of $140,000 in interest expense in 1995 compared to 1994 was due to a non-cash charge in 1994 which represented the remaining unamortized portion of deferred financing fees related to the term loans repaid by the Offering proceeds.

 Other

  The Company incurred non-recurring transaction expenses, consisting primarily of legal fees and special committee and board fees and expenses, of $407,000 during the year ended 1995, as a result of offers made by Danaher Corporation, certain members of management and others to acquire the outstanding common stock of the Company.

 Income Taxes

  Income tax expense (benefit) was $762,000, ($1.11 million) and $2.39 million in 1996, 1995 and 1994, respectively. The fluctuation in income tax expense (benefit) during the three-year period was primarily due to changes in the Company's income before income taxes. The Company has recorded a deferred tax asset of approximately $1.70 million and $3.22 million in 1996 and 1995, respectively, which primarily relates to its warranty reserves which are deductible for tax purposes as claims are paid. See Note 9 of Notes to Consolidated Financial Statements appearing elsewhere herein for additional information concerning variations in the customary relationship between income before income tax expense (benefit) and income tax expense (benefit).

 Net Income

  The Company's net income was $398,000 in 1996, as compared to a net loss of $2.25 million in 1995, and net income of $3.35 million in 1994. The increase in net income in 1996, as compared to 1995, resulted from an additional warranty charge of $7.5 million in 1995, and non-recurring transaction expense. This was partially offset by a decrease in gross margin due to, among other things, increased customer discounts and costs of certain purchased materials.

 Seasonality and Economic Conditions

  The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by end users, both of which are influenced by inclement weather and general economic conditions. Accordingly, the Company's net sales and operating results for the quarter ended March 31 are generally adversely affected.

 Inflation

  Management does not believe that inflation has had a material impact upon results of operations during the years ended December 31, 1996, 1995 or 1994.

 Recent Accounting Pronouncements

  The Company adopted FAS No. 123, Accounting for Stock-based Compensation ("FAS 123") in 1996. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company has elected to disclose the pro forma effect on net income and earnings per share in the footnotes to the Company's financial statements.

 Liquidity and Capital Resources

  The Company had working capital of $8.26 million at December 31, 1996, compared to $8.22 million in 1995 and $7.78 million at December 31, 1994.

  The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $6.00 million unsecured line of credit facility with a commercial bank. Amounts borrowed under this line of credit bear interest at the bank's national commercial rate (8.25% at December 31, 1996). At December 31, 1996, the Company owed $3.68 million under the line of credit. In addition, the Company has a $1.50 million credit facility with the commercial bank for expansion purposes. At December 31, 1996, the Company had not used this facility.

  In 1995, the Company executed a term loan with a bank for $1.60 million which is exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (8.375% at December 31, 1996) and is secured by all equipment financed thereunder. At December 31, 1996 and 1995, $1.29 million and $654,000, respectively, were outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

  In 1996, the Company executed a term loan with a bank for $1.0 million which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (8.375% at December 31, 1996.) and is secured by the assets of American Containment, Inc. At December 31, 1996, $933,000 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

  In 1996, the Company signed a note payable to a third party of $500,000. The note payable bears an interest rate of 8% compounded annually. At December 31, 1996, the balance of $437,500 was outstanding under the note payable. The note requires the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

  The Company invested $1.91 million, $2.12 million and $1.38 million in capital equipment and leasehold improvements in 1996, 1995 and 1994, respectively. The purchase of product molds and tooling constituted $737,000, $992,000 and $946,000 of these capital expenditures in 1996, 1995, and 1994, respectively. Total capital expenditures during 1997 are expected to be approximately $2.15 million, of which the purchase of product molds and tooling are expected to be approximately $850,000 and the purchase of equipment for expansion is expected to be approximately $1.25 million. The Company intends to use its cash flow from operations and, to the extent necessary, its working capital line of credit and term loans to fund its 1997 capital expenditures.

  Because the Company does not manufacture or install the majority of its products, and because the Company does not discharge material into the environment, the Company does not anticipate that it will incur any material costs or expenses in complying with federal, state and local environmental laws or otherwise relating to the protection of the environment. However, the Company could incur substantial costs and expenses for research and development necessary to modify its existing product lines to comply with changes in such laws and could, under certain circumstances, become liable with respect to the discharge of materials into the environment that results from a defect in a product.

  During the third quarter of 1996, the Company acquired American Containment, Inc. ("ACI"). ACI is principally engaged in the manufacture and installation of fiberglass tank and dispenser sumps used in underground piping systems. The Company acquired ACI to have a supply of quality fiberglass components in addition to an increased presence in the Western United States.

  The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Total Containment, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Total Containment, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
March 7, 1997

                            TOTAL CONTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
                        ASSETS
Current assets:
 Cash and cash equivalents............................. $   336,518 $   616,015
 Accounts receivable, net of allowance for doubtful ac-
  counts of $50,000 for 1995 and 1996..................   6,316,219   7,452,901
 Inventories...........................................   5,691,346   7,248,293
 Deferred income taxes.................................   1,125,686     576,983
 Prepaid royalties.....................................     438,000     438,000
 Other current assets..................................     680,115   2,662,049
                                                        ----------- -----------
    Total current assets...............................  14,587,884  18,994,241
Molds and tooling costs, net...........................   1,397,887   1,362,112
Property and equipment, net............................   1,544,970   2,511,301
Prepaid royalties......................................     656,747     207,747
Patents, patent rights and licenses, net...............   5,018,465   5,155,124
Goodwill, net..........................................   5,298,669   5,544,521
Deferred income taxes..................................   2,092,380   1,123,638
Other assets...........................................     105,458      66,585
                                                        ----------- -----------
                                                        $30,702,460 $34,965,269
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit borrowings............................. $   251,000 $ 3,677,000
 Current portion of long-term debt.....................     240,000     770,012
 Accounts payable and accrued expenses.................   2,910,185   5,125,582
 Warranty reserve - current............................   2,963,062   1,160,604
                                                        ----------- -----------
    Total current liabilities..........................   6,364,247  10,733,198
Long-term debt.........................................     414,214   1,894,082
Non-current warranty...................................   5,308,494   3,322,410
                                                        ----------- -----------
    Total liabilities..................................  12,086,955  15,949,690
                                                        ----------- -----------
Commitments and contingencies..........................          --          --
Stockholders' equity:
 Preferred stock - $.01 par value; authorized 1,000
  shares; none issued and outstanding..................          --          --
 Common stock - $.01 par value; authorized 20,000,000
  shares; 4,641,600 shares issued and outstanding......      46,416      46,416
 Capital in excess of par value........................  13,728,778  13,728,778
 Retained earnings.....................................   4,818,636   5,216,846
 Equity adjustment from foreign currency translation...      21,675      23,539
                                                        ----------- -----------
    Total stockholders' equity.........................  18,615,505  19,015,579
                                                        ----------- -----------
                                                        $30,702,460 $34,965,269
                                                        =========== ===========

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
Net sales...............................  $40,355,813  $39,068,990  $37,730,009
Cost of sales (including warranty
 expense of $1,580,798, $8,073,005, and
 $746,792 in 1994, 1995, and 1996,
 respectively)..........................   22,779,381   31,131,283   25,035,327
                                          -----------  -----------  -----------
Gross profit............................   17,576,432    7,937,707   12,694,682
Selling, general and administrative.....    9,350,440   10,261,950   10,664,161
Amortization of patents, licenses and
 goodwill...............................      355,602      482,803      508,309
Loss on write-off of patent (Notes 2 and
 10)....................................    1,847,080           --           --
                                          -----------  -----------  -----------
Income (loss) from operations...........    6,023,310   (2,807,046)   1,522,212
Other expense, net:
  Interest expense - related party......      (33,333)          --           --
  - other...............................     (252,692)    (145,979)    (362,437)
  Other (Note 2)........................           --     (407,133)          --
                                          -----------  -----------  -----------
Income (loss) before income taxes.......    5,737,285   (3,360,158)   1,159,775
Income tax expense (benefit)............    2,391,033   (1,112,121)     761,565
                                          -----------  -----------  -----------
Net income (loss).......................  $ 3,346,252  $(2,248,037) $   398,210
                                          ===========  ===========  ===========
Per share data:
 Net income (loss) per common share.....         $.78        $(.48)        $.09
                                          ===========  ===========  ===========
 Weighted average shares used in
  computation of net income (loss) per
  common share..........................    4,299,386    4,641,600    4,641,600
                                          ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                         EQUITY
                                                                       ADJUSTMENT
                         PREFERRED           CAPITAL                  FROM FOREIGN
                           STOCK   COMMON   IN EXCESS     RETAINED      CURRENCY
                          CLASS B   STOCK  OF PAR VALUE   EARNINGS    TRANSLATION     TOTAL
                         --------- ------- ------------  -----------  ------------ -----------
December 31, 1993.......   $ 10    $    20 $ 1,000,970   $ 3,720,421   $(148,535)  $ 4,572,886
Stock split.............            29,927     (29,927)
Conversion of preferred
 stock..................    (10)     1,053      (1,043)
Issuance of stock to
 acquire patent.........               450     427,050                                 427,500
Sale of common stock....            13,466  10,950,228                              10,963,694
Issuance of stock to
 acquire license (Notes
 2 and 10)..............             1,500   1,381,500                               1,383,000
Net income..............                                   3,346,252                 3,346,252
Equity adjustment from
 foreign currency
 translation............                                                 110,998       110,998
                           ----    ------- -----------   -----------   ---------   -----------
December 31, 1994.......     --     46,416  13,728,778     7,066,673     (37,537)   20,804,330
Net loss................                                  (2,248,037)               (2,248,037)
Equity adjustment from
 foreign currency
 translation............                                                  59,212        59,212
                           ----    ------- -----------   -----------   ---------   -----------
December 31, 1995.......     --     46,416  13,728,778     4,818,636      21,675    18,615,505
Net Income..............                                     398,210                   398,210
Equity adjustment from
 foreign currency
 translation............                                                   1,864         1,864
                           ----    ------- -----------   -----------   ---------   -----------
December 31, 1996.......   $ --    $46,416 $13,728,778   $ 5,216,846   $  23,539   $19,015,579
                           ====    ======= ===========   ===========   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1994         1995         1996
                                         -----------  -----------  -----------
Cash flows from operating activities:
 Net income (loss)...................... $ 3,346,252  $(2,248,037) $   398,210
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........   1,013,189    1,472,333    1,566,294
  Amortization of deferred financing
   fees.................................     114,269           --           --
  Loss on write-off of patent...........   1,847,080           --           --
  Change in assets and liabilities:
   Accounts receivable..................    (918,968)   1,042,693     (813,202)
   Inventories..........................  (1,900,181)  (1,123,495)  (1,219,947)
   Other assets.........................  (1,236,489)      (5,675)  (1,494,063)
   Deferred taxes.......................    (941,922)  (2,495,144)   1,516,445
   Accounts payable and accrued
    expenses............................  (1,631,883)      27,243    2,043,716
   Income taxes payable.................     189,886     (442,296)          --
   Warranty reserve.....................   1,232,754    6,464,653   (3,788,542)
                                         -----------  -----------  -----------
    Net cash provided by operating
     activities.........................   1,113,987    2,692,275   (1,791,089)
                                         -----------  -----------  -----------
Cash flows from investing activities:
 Purchase of molds and tooling..........    (945,713)    (991,990)    (736,761)
 Purchase of property and equipment.....    (438,283)  (1,123,726)  (1,176,778)
 Patent costs and license fees..........  (2,488,944)    (350,634)    (484,039)
 Payment received on note receivable....     180,000           --           --
 Purchase of net assets of ACI..........          --           --   (1,000,000)
                                         -----------  -----------  -----------
    Net cash used for investing
     activities.........................  (3,692,940)  (2,466,350)  (3,397,578)
                                         -----------  -----------  -----------
Cash flows from financing activities:
 Sale of common stock...................  10,963,694           --           --
 Borrowings on long-term debt...........          --      654,214    2,219,050
 Payments on long-term debt.............  (5,800,000)          --     (209,170)
 Payments on demand note payable to
  related party.........................  (2,000,000)          --           --
 Net borrowings (payments) under line of
  credit................................    (623,000)    (733,873)   3,426,000
                                         -----------  -----------  -----------
  Net cash provided by (used for)
   financing activities.................   2,540,694      (79,659)   5,435,880
                                         -----------  -----------  -----------
Effect of foreign currency exchange
 rate...................................      19,321        9,246        1,864
                                         -----------  -----------  -----------
Net increase (decrease).................     (18,938)     155,512      249,077
Cash and cash equivalents at beginning
 of year................................     199,944      181,006      366,938
                                         -----------  -----------  -----------
Cash and cash equivalents at end of
 year................................... $   181,006  $   336,518  $   616,015
                                         ===========  ===========  ===========
Supplemental cash flow information:
  Interest paid......................... $   222,135  $   147,888  $   391,561
  Income taxes paid.....................   2,972,089    1,959,971       75,604
  See Notes 2, 8 and 10 for noncash investing and
   financing activities

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

  Total Containment, Inc. (the Company) is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, government bodies, utilities, and other fleet vehicle operators.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCI Environment NV/SA (TCI-NV), Rene Morin, Inc. and American Containment, Inc. (acquired in
1996). All significant intercompany balances and transactions have been eliminated.

  On July 11, 1996, the Company purchased all of the assets and certain liabilities of American Containment, Inc., a manufacturer and installer of fiberglass tank and dispenser sumps. This transaction was accounted for under the purchase method of accounting. The results of operations of American Containment, Inc. are reflected in the Company's consolidated statement of operations from July 11, 1996 to December 31, 1996. Goodwill associated with this purchase will be amortized over approximately thirty-three years. Pro forma (unaudited) revenues, net income, and earnings per share would be approximately $39,530,000, $517,470, and $.12, respectively, if the operating results of American Containment, Inc. were included in the operations of the Company for the entire year. The pro forma results in 1995 would not have been materially different had American Containment, Inc. been included in the financial results of the Company.

  Foreign currency translation. TCI-NV uses the Belgian Franc as its functional currency. Translation adjustments are reported separately and accumulated as a separate component of stockholders' equity.

  Concentration of credit risks. The Company's trade receivables result primarily from the sale of product to distributors who sell to automobile service stations and convenience store markets including several large chains. The Company traditionally relies on a limited number of suppliers on an exclusive basis.

  Inventories. Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis.

  Property and equipment. Property and equipment are valued at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets: furniture, fixtures and equipment -- five to ten years; leasehold improvements -- life of lease; and tools and molds -- three years.

  Patents, patent rights and licenses. The Company capitalizes costs of acquired patents, and other costs related to obtaining and maintaining patents. Patents, patent rights and licenses are being amortized on a straight-line basis over the estimated lives of the patents and licenses (which range from 13 to 17 years). Amortization expense aggregated $199,556, $326,757 and $347,381 for 1994, 1995 and 1996, respectively. Accumulated amortization was $928,969 and $1,276,350 at December 31, 1995 and 1996, respectively. (See Note 8.)

  In September 1994, the Company received an unfavorable decision from the Board of Patent Appeals and Interference of the Patent and Trademark Office on an interference proceeding related to its Enviroflex(R) patent.

                            TOTAL CONTAINMENT, INC.

In December 1994, a settlement was reached (See Note 10). This resulted in a charge of approximately $1.8 million in 1994 which represents the unamortized costs of the Enviroflex(R) patent. As part of the settlement, the Company entered into a world-wide licensing agreement with a third party for the use of the patented technology. The license fee and related costs have been capitalized and are being amortized over the life of the patent.

  Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets, and is being amortized between thirty-three and forty years. Goodwill amortization approximated $156,000 for 1994 and 1995 and $160,928 for 1996. Accumulated goodwill amortization was $941,180 and $1,102,108 at December 31, 1995 and 1996, respectively.

  The Company evaluates the carrying value of long-lived assets, including goodwill, whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

  Warranty reserve. The Company's Tank Jacket(R) and Pipe Jacket product lines carry a warranty of one year for workmanship and materials. The Enviroflex(R) product line carries a two to ten year warranty for workmanship and materials. The Tank Jacket(R) product line also carries a thirty year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other products liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

  During 1995, the Company increased its warranty reserve through a charge to expense of approximately $7.5 million as a result of anticipated future warranty claims associated with deterioration of the cover material on the Enviroflex(R) primary (inner) retractable pipe manufactured between 1990 and September 1994. (See Note 10.)

  Income taxes. The Company uses the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The Company's foreign subsidiary has undistributed retained earnings of $835,000 and $1,138,192 at December 31, 1995 and 1996, respectively. Since a substantial portion of these earnings has been reinvested in working capital and the remainder is not expected to be remitted to the Company, U.S. income and foreign withholding taxes have not been provided on these unremitted earnings.

  Other expenses. During 1995, the Company incurred non-recurring transaction expenses, consisting primarily of legal fees and special committee and board fees and expenses, of $407,000 related to negotiations with a third party and certain members of management in connection with their proposed acquisition of the Company. In August, 1995, the Company announced the acquisition negotiations had been terminated and charged to expense all costs associated with this failed transaction.

  Revenue recognition. Sales are recorded upon shipment. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

  Earnings (loss) per share. Earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding during the period.

                            TOTAL CONTAINMENT, INC.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVENTORIES

  Inventories consist of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1995       1996
                                                           ---------- ----------
      Raw materials....................................... $  396,660 $  502,954
      Finished goods......................................  5,294,686  6,745,339
                                                           ---------- ----------
                                                           $5,691,346 $7,248,293
                                                           ========== ==========

4. MOLDS AND TOOLING COSTS

  Molds and tooling costs include the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
      Molds and tooling costs......................... $ 3,191,714  $ 3,928,475
      Less - accumulated amortization.................  (1,793,827)  (2,566,363)
                                                       -----------  -----------
                                                       $ 1,397,887  $ 1,362,112
                                                       ===========  ===========

  Amortization of molds and tooling costs was $466,576, $781,300 and $772,536 for the years ended December 31, 1994, 1995 and 1996, respectively.

5. PROPERTY AND EQUIPMENT

  Property and equipment include the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1996
                                                       -----------  -----------
      Furniture, fixtures and office equipment........ $   518,993  $   542,459
      Equipment.......................................   1,407,067    2,510,165
      Leasehold improvements..........................     347,550      472,764
                                                       -----------  -----------
                                                         2,273,610    3,525,388
      Less - Accumulated depreciation.................    (728,640)  (1,014,087)
                                                       -----------  -----------
                                                       $ 1,544,970  $ 2,511,301
                                                       ===========  ===========

  Depreciation expense on property and equipment was $187,005, $243,998 and $285,447 for the years ended December 31, 1994, 1995 and 1996, respectively.

6. LONG-TERM DEBT

  Acquisition Debt. In conjunction with an acquisition in 1990, the Company executed a $6.8 million bank loan with interest at 13% and a $2,000,000 note payable with interest at 10% to the former majority stockholder

                            TOTAL CONTAINMENT, INC.

of the predecessor company and a related party. These loans were repaid in March 1994 with proceeds from the public offering of shares of the Company's common stock. (See Note 8.)

  Interest expense for the years ended December 31, 1994 on the above notes amounted to approximately $160,000.

  Term Loans. In 1995, the Company executed a term loan with a bank for $1,600,000 which is exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (8.375% at December 31, 1996) and is secured by all equipment financed thereunder. At December 31, 1995 and 1996, $654,214 and $1,293,264 respectively were outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

  In 1996, the Company executed a term loan with a bank for $1,000,000 which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (8.375% at December 31, 1996.) and is secured by the assets of American Containment, Inc. At December 31, 1996, $933,329 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

  In 1996, the Company signed a note payable to a third party of $500,000. The note payable bears an interest rate of 8% compounded annually. At December 31, 1996, the balance of $437,500 was outstanding under the note payable. The note requires the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

  Aggregate maturities of the borrowings is as follows:

      1997........................................................... $  770,012
      1998...........................................................    707,512
      1999...........................................................    520,012
      2000...........................................................    520,012
      2001...........................................................    146,546
                                                                      ----------
                                                                      $2,664,094
                                                                      ==========

7. LINE OF CREDIT

  The Company has a line of credit agreement with a bank which provides for borrowings up to an aggregate limit of $6,000,000. Advances under the line of credit bear interest at the bank's national commercial rate (8.25% at December 31, 1996) and are unsecured. At December 31, 1996, $3,677,000 was outstanding under the line of credit. Also, the Company has a $1.5 million credit facility for expansion purposes. At December 31, 1996, the Company had not used this facility.

  The line of credit contains certain financial covenants. The Company was in compliance with such requirements at December 31, 1996. The Company has renewed the line of credit in January 1997, with an expiration date of June 30, 1999. The line of credit facility prohibits the payment of any dividends by the Company without the lender's prior written consent.

  Interest expense on borrowings under the line of credit was $25,782, $144,000, and $195,337 in 1994, 1995 and 1996, respectively.

                            TOTAL CONTAINMENT, INC.

8. STOCKHOLDERS' EQUITY

  Public offering. On March 4, 1994, the Company completed a public offering (the "Offering") of 1,346,600 shares of its common stock and received net proceeds of approximately $11 million. A portion of the proceeds from the Offering were used to repay the Company's long-term debt in the aggregate principal amount of $7.8 million and the balance on the line of credit in the amount of $605,000.

  In connection with the Offering, there was a 1,497.37 for 1 stock split of the outstanding shares of common stock and a conversion of each share of Class B preferred stock into 105.26 shares of common stock.

  Also, in conjunction with the Offering, the Company issued 45,000 shares of common stock, valued at $9.50 per share, in exchange for certain Tank Jacket(R) patent rights owned by an affiliate of the Company.

  In 1994, all of the outstanding preferred stock was converted to common stock. At December 31, 1995, the Company had authorized 1,000 shares of preferred stock. None of these shares were issued or outstanding at December 31, 1996.

  Stock compensation plan. In January 1994, the Board of Directors of the Company adopted and the stockholders of the Company approved a Stock Compensation Plan ( the "Plan"). The Plan authorizes the issuance of up to 400,000 shares of the common stock to key employees of the Company and its subsidiaries. The number of shares authorized for issuance under the Plan, and the outstanding awards granted under the Plan, are subject to adjustment in the event of stock dividends, stock splits and similar transactions. Awards may be granted in the form of nonqualified stock options, incentive stock options, stock appreciation rights, performance units and restricted stock. The options granted under the Plan are restricted and unvested at the date of grant. The option awards become fully vested and unrestricted five years subsequent to their grant date at a rate of twenty percent per year on the anniversary of the grant date. The fixed exercise price associated with the shares subject to option is the fair value of the company's stock at the grant date. Generally, the options expire ten years after the date of grant. No options have been exercised as of December 31, 1996. In addition, the Company granted to its current Chief Executive Officer, in connection with his employment, incentive stock options of the Company to purchase 225,000 shares. The options granted have a term of five years from the date of grant. Options vest at the rate of one-third per year for three consecutive years, beginning one year from the date of grant. The options granted to the Chief Executive Officer were not granted under the Plan.

  Common shares subject to options are as follows:

                                                        1994     1995     1996
                                                      -------- -------- --------
      Outstanding at January 1......................        --  205,000  205,000
      Options granted...............................   205,000       --  480,000
       Weighted average exercisable price...........  $   9.50       -- $   2.77
      Options exercised.............................        --       --       --
       Weighted average exercisable price...........        --       --       --
      Options expired or terminated.................        --       --   90,000
       Weighted average exercisable price...........        --       -- $   8.33
      At December 31:
      Options outstanding...........................   205,000  205,000  595,000
       Weighted average exercisable price...........  $   9.50 $   9.50 $   4.24
      Options exercisable...........................        --   41,000   52,000
       Weighted average exercisable price...........        -- $   9.50 $   9.50

  The Company applies APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. Accordingly, no compensation expense has been recognized for the outstanding performance-based stock option awards. Statement of Financial Accounting Standards No. 123

                            TOTAL CONTAINMENT, INC.

Accounting for Stock-Based Compensation was issued in 1995. The Company has elected not to adopt the optional recognition provisions of SFAS No. 123. The options granted during 1994 were done so when the Company was private, therefore, under SFAS No. 123, the minimum value method is used to estimate the fair value of the options. The pro forma information below, is presented as if the company had adopted these recognition provisions.

                                                 1994        1995        1996
                                              ----------  -----------  --------
      Weighted average fair value of options
       granted -- calculated using the
       Black-Scholes option-pricing model...  $     2.69  $      2.69  $   2.54
      Pro Forma
       Net income...........................  $3,346,252  $(2,358,327) $139,880
       Earnings per share...................  $     0.78  $     (0.51) $   0.03
      Assumptions:
       Weighted average dividend yield......          --           --        --
       Weighted average volatility..........         N/A          N/A     61.63%
       Weighted average risk-free interest
        rate................................        6.71%        6.73%     6.79%
       Weighted average expected life
        (years).............................          10            9      7.67

9. INCOME TAXES

  The provision for income taxes consists of the following:

                                                YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1994        1995         1996
                                           ----------  -----------  -----------
      Currently payable:
       Federal............................ $2,529,042  $   869,015  $(1,043,920)
       State..............................    638,035      232,759           --
       Foreign............................    165,878      281,249      289,040
      Deferred............................   (941,922)  (2,495,144)   1,516,445
                                           ----------  -----------  -----------
                                           $2,391,033  $(1,112,121) $   761,565
                                           ==========  ===========  ===========

  The Company's income, as reported in the statement of operations, differs from taxable income as reported in its tax return principally due to the use of accelerated depreciation for income tax purposes, use of the installment method for recognizing the gain on the sale of patent for income tax purposes and the accrual of warranty expenses for financial reporting purposes which are deductible for income tax purposes when paid.

  Deferred income tax expense (benefit) consists of the following:

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1994        1995         1996
                                            ---------  -----------  ----------
      Depreciation......................... $  85,562  $   (10,103) $    4,209
      Warranty reserve.....................  (465,587)  (2,492,392)  1,522,413
      Patent sale on installment method....   (72,000)          --          --
      Loss on write-off of patent..........  (490,000)          --          --
      Other................................       103        7,351     (10,177)
                                            ---------  -----------  ----------
                                            $(941,922) $(2,495,144) $1,516,445
                                            =========  ===========  ==========

                            TOTAL CONTAINMENT, INC.

  A reconciliation of income taxes with the amounts which would result from applying the U.S. statutory rate follows:

                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1994       1995        1996
                                              ---------- -----------  --------
      Tax expense (benefit) at U.S. statu-
       tory rate............................  $1,950,677 $(1,142,454) $394,324
      State income taxes, net of federal
       benefit..............................     297,878    (155,239)       --
      Excess foreign tax on foreign subsidi-
       ary income...........................      31,596      38,000    36,363
      Amortization of certain intangible as-
       sets.................................      97,506     148,100   172,825
      Increase in valuation allowance.......          --          --   159,687
      Other.................................      13,376        (528)   (1,634)
                                              ---------- -----------  --------
                                              $2,391,033 $(1,112,121) $761,565
                                              ========== ===========  ========

  Significant components of the deferred tax balances at December 31, 1995 and 1996 are:

                                   DECEMBER 31, 1995     DECEMBER 31, 1996
                                 ---------------------  ---------------------
                                  CURRENT   NONCURRENT   CURRENT   NONCURRENT
                                  DEFERRED   DEFERRED   DEFERRED    DEFERRED
                                 ---------- ----------  ---------  ----------
     Warranty reserve........... $1,055,140 $2,130,839  $ 496,260  $1,167,306
     Accrued vacation...........     48,456         --     43,598          --
     Allowance for doubtful
      accounts..................     19,396         --     19,500     (43,668)
     Depreciation...............         --    (38,459)        --          --
     Net operating loss
      carryforward..............         --         --    159,687          --
     Other......................      2,694                17,625          --
                                 ---------- ----------  ---------  ----------
                                 $1,125,686 $2,092,380  $ 736,670  $1,123,638
     Valuation Allowance........         --         --   (159,687)         --
                                 ---------- ----------  ---------  ----------
                                 $1,125,686 $2,092,380  $ 576,983  $1,123,638
                                 ========== ==========  =========  ==========

  Realization of deferred tax assets associated with the net operating loss
(NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance against them. The valuation allowance at December 31, 1996 relates to state net operating loss carryforwards expiring through the year 1999. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings.

10. PATENT SETTLEMENT AGREEMENT, LITIGATION AND CONTINGENCIES

  Patent Settlement Agreement and Related Litigation. In December 1994, the Company and a third party executed an agreement settling a dispute as to the ownership of the retractability feature of the Enviroflex(R) primary pipe. Under the settlement agreement, the third party retained rights to manufacture and sell underground systems with a retractability feature, granted similar rights to the Company and agreed to terminate the rights of two licensees to practice these and other inventions. For the granting of this exclusive license, the Company paid the third party $3.5 million in cash and shares of the Company's common stock, as well as granted the third party non-exclusive rights to practice certain of the Company's patented technology, excluding tank sumps. The Company also agreed to reimburse the third party, under certain conditions, for amounts paid to the licensees to terminate their rights, not to exceed $1.95 million, and if certain conditions are met, to defend and indemnify it against any losses it incurs in connection with such termination. The agreement also precluded the third party from assigning its rights to the invention to others, or from selling its business except under certain circumstances. In addition, the agreement required the Company to advance $1.5 million as a prepaid royalty against a royalty of 3% of future sales of the Enviroflex(R) piping system to be paid by the Company. The $3.5

                            TOTAL CONTAINMENT, INC.

million payment and related costs were capitalized as a license and are being amortized over the life of the patent. (See Note 2.)

  After the third party terminated the rights of the two licensees, they commenced actions against the Company and the third party alleging trade defamation, unfair competition, restraint of trade, breach of contract, and violation of the antitrust laws. The licensees sought compensatory damages of $5,000,000, punitive damages and a declaration that the third party may not terminate their licenses. The court dismissed the antitrust claims, the jury otherwise found in favor of the Company and the licensees appealed. Management does not believe the Company will incur any material liability related to this suit. Therefore, no specific provision for loss has been made in the Company's financial statements. In September 1996, one of the licensees sued the third party seeking to cause the third party to refund $1.0 million due to the licensee as a result of the jury's determination. In January 1997, the court found that the licensee was entitled to a refund but noted that the receipt by the licensee of the refund may result in a waiver of its right to appeal the earlier jury determination. The Company expects that the third party will demand reimbursement for the amount of the judgment, if payable. The Company believes that it possesses meritorious defenses in any such action. The Company is obligated to reimburse the third party in the event that the third party pays under its agreement with the licensees and delivers a release, executed by the licensees, confirming, among other things, that their respective rights have been terminated and stating that neither have any further rights or claims against the third party or the Company relating to the inventions. It is unlikely that the licensees will be willing to provide any such release. Moreover, if willing, it is unlikely that such licensees would provide any such release until the completion of the appellate process (probably during the 1st quarter of 1998). Therefore, the Company has not recorded any liability associated with this matter in the Company's financial statements.

  The Company is a defendant in counterclaims asserted by the third party and certain of the third party's affiliates and an entity to whom the third party proposes to transfer its business, including the invention, in an action instituted by the Company. The counterclaims assert that the Company has breached contractual undertakings to consent to the transfer. The counterclaims also assert tortious interference liability. Discovery recently commenced, and a trial date of April 1, 1997 has been set. The Company intends to defend these counterclaims vigorously. It is not currently possible to evaluate the likelihood of an unfavorable outcome or to reasonably estimate the damages, if any, that might result therefrom.

  Enviroflex warranty matter and Dayco negotiations. During 1995, the Company increased its warranty reserve by $7.5 million as a result of anticipated future warranty claims associated with deterioration of the cover material on the Enviroflex(R) primary (inner) retractable pipe manufactured between 1990 and September 1994. This deterioration results from a microbiological fungus which attaches to and grows on the pipe. The Company purchased the primary pipe from Dayco who designed, manufactured and sold it to the Company under a Supply Agreement with the Company. Although Dayco preliminarily disclaimed legal responsibility for the deterioration of its pipe, they subsequently agreed to (i) issue the Company a credit for past overcharges and (ii) provide the Company pipe and couplings necessary for replacement at no cost to the Company.

  Other Litigation. The Company is also involved in various other legal actions incidental to the conduct of its business. Management is contesting these cases vigorously and believes it has meritorious defenses in each matter. Management does not believe the ultimate outcome of these various legal actions will have a material effect on the Company's financial condition, results of operations or working capital requirements.

11. COMMITMENTS

  Dayco Agreement. On January 1, 1993, Dayco and the Company entered into a five year supply agreement (the "Dayco Agreement") pursuant to which Dayco agreed to sell Enviroflex(R) primary pipe exclusively to the

                            TOTAL CONTAINMENT, INC.

Company for use in flexible double-wall underground piping systems and the Company agreed to purchase such pipe exclusively from Dayco. Under the Dayco Agreement, the Company has minimum purchase requirements per calendar year. The Company exceeded the minimum purchase requirements in each calendar year the Dayco Agreement has been in effect.

  Lease Commitments. The Company leases its facilities, certain office equipment and vehicles under noncancelable operating leases. Total rental expense under these leases for the years ended December 31, 1994, 1995 and 1996 was approximately $275,000, $265,000 and $235,000, respectively.

  Future minimum lease payments under noncancelable operating leases at December 31, 1996 are as follows:

       YEAR ENDED
      DECEMBER 31,
      ------------
      1997............................................................. $402,700
      1998.............................................................  400,400
      1999.............................................................   15,100
      2000.............................................................    5,900
                                                                        --------
                                                                        $824,100
                                                                        ========

12. FOREIGN OPERATIONS AND EXPORT SALES

  Summarized financial data with respect to the operations of TCI-NV at December 31, 1995 and 1996 and for the years then ended follows:

                                                              1995       1996
                                                           ---------- ----------
      Total assets........................................ $2,061,000 $1,989,000
      Total liabilities...................................  1,163,000    786,000
                                                           ---------- ----------
      Net assets.......................................... $  898,000 $1,203,000
                                                           ========== ==========
      Net sales........................................... $4,431,000 $3,761,000
                                                           ========== ==========
      Net income.......................................... $  399,000 $  335,000
                                                           ========== ==========

  The Company's net sales by geographic region are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               1994        1995        1996
                                            ----------- ----------- -----------
      Net Sales:
       United States......................  $26,743,000 $26,761,000 $25,001,000
       Canada.............................    2,188,000   1,811,000   1,566,000
       Mexico, Central and South America..    7,874,000   4,957,000   6,028,000
       Europe and the Middle East.........    2,659,000   4,431,000   3,761,000
       Southeast Asia, Australia and New
        Zealand...........................      891,000   1,108,000   1,374,000
                                            ----------- ----------- -----------
      Total...............................  $40,355,000 $39,068,000 $37,730,000
                                            =========== =========== ===========

                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors
of Total Containment, Inc.


Our audits of the consolidated financial statements referred to in our report dated March 7, 1997 in the 1996 Annual Report to Shareholders of Total Containment, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Philadelphia, PA
March 7, 1997

                                                                   SCHEDULE II

                            TOTAL CONTAINMENT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                        DECEMBER 31, 1994, 1995 AND 1996

                               BALANCE AT  CHARGED TO                 BALANCE
                               BEGINNING    COSTS AND                  AT END
                               OF PERIOD    EXPENSES    DEDUCTIONS   OF PERIOD
                               ---------- ------------- -----------  ----------
Warranty Reserve December 31,
 1994........................  $  571,171 $1,580,798(1) $  (348,044) $1,803,925
December 31, 1995............  $1,803,925 $8,073,005(2) $(1,605,374) $8,271,556
December 31, 1996............  $8,271,556 $2,877,806(3) $(6,666,348) $4,483,014

--------
(1)Includes insurance recoveries received which relate to unsettled warranty claims.
(2)Includes pipe warranty of $7,500,000 (See Notes 2 and 10).
(3)Includes Dayco receivable for replacement materials (See Note 10).