Form 10-Q
period 1997-03-31
TOTAL CONTAINMENT INC
filed 1997-05-14
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1997.

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


               Yes       X         No


              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value $0.01 per share were outstanding at May 10, 1997.

                     Total Containment, Inc.

                              Index

                                                           Page


Part I.   Financial Information


     Item 1.  Financial Statements (Unaudited)


     Condensed Consolidated Balance Sheet -
     March 31, 1997 and December 31, 1996                 4

     Condensed Consolidated Statement of Income -
     Three months ended March 31, 1997 and 1996           5

     Condensed Consolidated Statement of Cash
     Flows - Three months ended March 31, 1997
     and 1996                                             6

     Notes to Condensed Consolidated Financial
     Statements - March 31, 1997                          7


     Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                 8


Part II.  Other Information


     Item 1.  Legal Proceedings                          11

     Item 2.  Changes in Securities                      11

     Item 3.  Defaults upon Senior Securities            11

     Item 4.  Submission of Matters to a Vote of
               Security Holders                          11

     Item 5.  Other Information                          11

     Item 6.  Exhibits and Reports on Form 8-K           11


Signatures                                               12

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)


                                               March 31,
Dec. 31,
                                                  1997
1996
                                             (In thousands)   (In
thousands)
          ASSETS
Current Assets:
     Cash and cash equivalents                 $    81
$   616
     Accounts receivable, net                    8,166
7,453
     Inventories - Note 2                        8,993
7,248
     Other assets                                3,728
3,677

               Total current assets            $20,968
$18,994

     Molds and tooling costs, net                1,277
1,362
     Property and equipment, net                 2,747
2,511
     Patents, patent rights and licenses,
       net                                       5,099
5,155
     Goodwill, net                               5,503
5,545
     Other assets                                1,336
1,398

     Total Assets                              $36,930
$34,965

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Line of credit borrowings                 $ 4,049
$ 3,677
     Current portion of long-term debt             980
  770
     Accounts payable and accrued expenses       7,488
5,125
     Warranty reserve                            1,200
1,161

               Total current liabilities       $13,717
$10,733

     Long-term debt                              2,094
1,894
     Warranty reserve                            2,675
3,322

               Total liabilities                18,486
15,949

Shareholders' Equity:
     Common stock - $0.01 par value;
       authorized 20,000,000 shares;
       4,641,600 shares issued and outstanding      46
   46
     Capital in excess of par value             13,729
13,729
     Retained earnings                           4,775
5,217
     Equity adjustment from foreign
       currency translation                       (106)
   24

               Total shareholders' equity       18,444
19,016

Total Liabilities & Shareholders' Equity       $36,930
$34,965


See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                  Three months
ended
                                                       March 31,
                                                1997
1996
                                        (In thousands, except per
share data)
Net sales                                      $ 8,259
$ 7,045
Cost of sales                                    5,625
4,464

Gross profit                                     2,634
2,581

Selling, general and administrative              3,088
2,357
Amortization of patents, licenses and
  goodwill                                         136
  126

Income from operations                            (590)
   98
Interest expense                                   147
   52

Income before income taxes                        (737)
   46
Income tax expense                                (295)
   33

Net income                                     $  (442)
$    13

Net income per share                           $ (0.10)
$  0.00

Weighted average shares and share
  equivalents used in computation of net
  income per share                               4,642
4,642


See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                                   Three months
ended
                                                        March 31,
                                                 1997
1996
                                                     (In
thousands)
Cash flows from operating activities:
     Net cash used for operating activities    $  (877)
$  (658)

Cash flows from investing activities:
     Purchase of property and equipment           (440)
(1,597)
     Other                                          -
   -
       Net cash used for investing activities     (440)
(1,597)

Cash flows from financing activities:
     Net borrowings on long-term debt              410
  486
     Net borrowings under line of credit           372
1,816
       Net cash provided by financing
       activities                                  782
2,302

Net increase (decrease) in cash                $  (535)
$    47


See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note  1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of the Company for the three month period ended, March 31, 1997, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended
December 31, 1996.

Note 2 - Inventories

The components of inventory consist of the following:

                         Mar. 31,            Dec. 31,
                           1997                1996

                              (In thousands)


Raw materials            $   652             $   503
Finished goods             8,341               6,745
                         $ 8,993             $ 7,248

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Delaware corporation organized in 1986 and is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, and government bodies, utilities and other fleet vehicle operators.

Net Sales

     The Company's net sales for the quarter ended March 31, 1997, were $8.3 million compared to $7.0 million for the corresponding quarter in 1996. The increase was primarily attributable to increased sales from the acquisition of American Containment, Inc., as well as additional sales of underground flexible piping systems.

Gross Profit

     The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit for the quarters ended March 31, 1997 and 1996 was similar at $2.6 million.

     The Company's gross profit percentage decreased to 31.9% for the quarter ended March 31, 1997, compared to 36.6% for the corresponding quarter in 1996. The decrease was attributable to increased pressure on pricing, an increase in freight costs and manufacturing overhead, along with an increase in the cost of certain purchased materials.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 1997 were $3.1 million compared to $2.4 million for the first quarter of 1996. The increase was primarily attributable to increased legal expenses incurred for litigation as well as additional administrative costs associated with the acquisition of American Containment, Inc.

Interest Expense

     Interest expense for the quarter ended March 31, 1997 was $147,000 compared to $52,000 for the corresponding quarter in 1996. The increase was due to the Company's borrowings on its term loans for expansion purposes and an increase in the Company's line of credit activity.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Income Taxes

     Income tax expense (benefit) for the quarter ended March 31, 1997 was ($295,000) compared to $33,000 for the corresponding quarter in 1996. The decrease was due to the decrease in the Company's income before income taxes.

Net Income

     The Company's net income (loss) for the quarter ended
March 31, 1997 was ($442,000) compared to $13,000 for the corresponding quarter in 1996. The decrease for the period is the result of a decrease in gross margin due to, among other things, increased pressure on pricing, as well as higher costs associated with the acquisition of American Containment, Inc. and certain litigation expense.

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

Liquidity and Capital Resources

     The Company had working capital of $7.3 million and $8.3 million at March 31, 1997 and December 31, 1996, respectively. The decrease in working capital was primarily attributable to, among other things, warranty charges related to the Enviroflex pipe, as well as purchases for expansion purposes.

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $6.0 million unsecured line of credit facility with a commercial bank.

     The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

                   Part II.  Other Information


Item 1.   Legal Proceedings

     A description of the Company's pending legal proceedings have been previously reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1996.

Item 2.   Changes in Securities

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement No. 33-70456 on Form S-1 of the Company

          3.2 By laws of the Company, incorporated herein by reference to exhibit 3(b) to Registration
               Statement No. 33-70456 on Form S-1 of the Company

          10 Agreement and Plan of Merger, dated as of March 26, 1997, between Total Containment, Inc.
               and TCI New Corp., incorporated herein by reference to Exhibit A to the Company's definitive proxy statement dated March 31, 1997 prepared in connection with its 1997 annual meeting of stockholders.

          11   Statement re:  Computation of Earnings Per Share
               (unaudited)

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None
                           Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TOTAL CONTAINMENT, INC.





Date:  May 14, 1997      By:/s/ Pierre Desjardins
                              Pierre Desjardins
                              President and Chief Executive
                              Officer



Date:  May 14, 1997      By:/s/ Jeffrey A. Boehmer
                              Jeffrey A. Boehmer
                              Principal Financial Officer

                          Exhibit Index


Exhibit No.         Description


     3.1 Certificate of Incorporation of the Company, incorporated herein by reference to exhibit 3(a) to Registration Statement No. 33-70456 on Form S-1 of the Company

     3.2 By laws of the Company, incorporated herein by reference to exhibit 3(b) to Registration
               Statement No. 33-70456 on Form S-1 of the Company

     10 Agreement and Plan of Merger, dated as of March 26, 1997, between Total Containment, Inc.
               and TCI New Corp., incorporated herein by reference to Exhibit A to the Company's definitive proxy statement dated March 31, 1997 prepared in connection with its 1997 annual meeting of stockholders.

     11        Statement re:  Computation of Earnings Per Share
               (unaudited)

     27        Financial Data Schedule