Form 10-Q
period 1997-06-30
TOTAL CONTAINMENT INC
filed 1997-08-14
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________.

Commission file number 0-23454


                     Total Containment, Inc.
     (Exact name of registrant as specified in its charter)

          Pennsylvania                             23-2394872
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

422 Business Center, A130 North Dr., Oaks, Pennsylvania   19456
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

                       Yes  X       No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value
$0.01 per share were outstanding at July 30, 1997.

                     Total Containment, Inc.

                              Index

                                                            Page

Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet -
          June 30, 1997 and December 31, 1996                3

          Condensed Consolidated Statement of Income -
          Three months and six months ended June 30, 1997
          and 1996                                           4

          Condensed Consolidated Statement of Cash Flows
          - Six months ended June 30, 1997 and 1996          5

          Notes to Condensed Consolidated Financial
          Statements - June 30, 1997                         6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                    7

Part II.  Other Information

     Item 1.   Legal Proceedings                            10

     Item 2.   Changes in Securities                        10

     Item 3.   Defaults upon Senior Securities              10

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             10

     Item 5.   Other Information                            10

     Item 6.   Exhibits and Reports on Form 8-K             10

Signatures                                                  12

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                     June 30,       December 31,
                                       1997             1996
                                  (In thousands)   (In thousands)
     ASSETS
 Current Assets:
  Cash and cash equivalents           $   363          $   616
  Accounts receivable, net              8,389            7,453
  Inventories - Note 2                  9,052            7,248
  Other assets                          3,837            3,677
     Total current assets              21,641           18,994

Molds and tooling costs, net            1,223            1,362
Property and equipment, net             3,186            2,511
Patents, patent rights and
  licenses, net                         5,034            5,155
Goodwill, net                           5,462            5,545
Other assets                              632            1,398
Total assets                          $37,178          $34,965

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit borrowings           $ 4,432          $ 3,677
  Current portion of long-term
    debt                                1,176              770
  Accounts payable and accrued
    expenses                            7,316            5,125
  Warranty reserve                      1,525            1,161
     Total current liabilities         14,449           10,733

Long-term debt                          2,224            1,894
Warranty reserve                        1,489            3,322
     Total liabilities                 18,112           15,949

Shareholders' Equity:
  Common stock - $0.01 par value;
    authorized 20,000,000 shares;
    4,641,600 shares issued and
    outstanding                            46               46
    Capital in excess of par value      3,729           13,729
    Retained earnings                   5,331            5,217
    Equity adjustment from foreign
      currency translation                (40)              24

      Total shareholders' equity       19,066           19,016
Total liabilities & shareholders'
  equity                              $37,178          $34,965

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                    1997        1996        1997        1996
                                       (In thousands, except share data)
Net sales                           12,080       9,865      20,339      16,910
Cost of sales                        7,520       6,214      13,142      10,677

Gross profit                         4,560       3,651       7,197       6,233

Selling, general and
  administrative                     3,335       2,444       6,427       4,802
Amortization of patents,
  licenses and goodwill                136         126         272         252

Income from operations               1,089       1,081         498       1,179
Interest expense                       161          73         308         125

Income before income taxes             928       1,008         190       1,054
Income tax expense                     371         387          76         419

Net income                             557         621         114         635

Net income per share             $    0.12   $    0.13   $    0.02   $    0.14

Weighted average shares and
  share equivalents used in
  computation of net income
   per share                     4,641,600   4,641,600   4,641,600   4,641,600

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           (Unaudited)
                                                Six months ended
                                                    June 30,
                                                1997       1996
                                                 (In thousands)
Cash flows from operating activities:
  Net cash used for operating activities      $  (427)   $  (658)

Cash flows from investing activities:
  Purchase of property and equipment           (1,132)    (1,597)
  Other                                           121         -
    Net cash used for investing activities     (1,011)    (1,597)

Cash flows from financing activities:
    Net borrowings on long-term debt              430        486
    Net borrowings under line of credit           755      1,816
      Net cash provided by financing
        activities                              1,185      2,302

Net increase (decrease) in cash               $  (253)   $    47

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

Note  1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of the Company for the three month period ended, June 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1996.

Note 2 - Inventories

The components of inventory consist of the following:

                                          June 30,   December 31,
                                            1997         1996
                                              (In thousands)

Raw materials                              $  692       $  503
Finished goods                              8,360        6,745

                                           $9,052       $7,248

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Pennsylvania corporation and was organized in 1986. The Company is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, government bodies, utilities and other fleet vehicle operators.

Net Sales

     The Company's net sales for the quarter and six months ended June 30, 1997, were $12.1 million and $20.3 million, respectively, as compared to $9.9 million and $16.9 million for the corresponding periods in 1996. Net sales increased 22.5% during the quarter and 20.3% for the first six months of 1997 as compared to the same periods in the previous fiscal year. The increases for both the quarter and six months were primarily attributable to sales from American Containment, Inc., as well as additional sales of underground flexible piping systems in the United States.

Gross Profit

     The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools, and equipment, and warranty expense. The Company's gross profits for the quarter and six months ended June 30, 1997 were $4.6 million and $7.2 million, respectively, as compared to $3.7 million and $6.2 million for the corresponding periods in 1996.

     The Company's gross profit percentage was 37.7% for the quarter and 35.4% for the six months ended June 30, 1997, as compared to 37.0% and 36.9% for the same periods in the previous fiscal year. The Company's gross profit percentage increased in the quarter due mainly to reductions in direct material costs. The decrease in gross profit percentage for the six months was primarily attributable to an increase in freight costs and manufacturing overhead which was partially offset by the reductions in direct material costs.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses, and other general, administrative, and overhead costs. Selling, general and administrative expenses for the quarter and six months ended
June 30, 1997, were $3.3 million and $6.4 million, respectively, as compared to $2.4 million and $4.8 million for the corresponding periods in 1996. Selling, general and administrative expenses increased 36.5% during the quarter and increased 33.3% for the six months of 1997 as compared to the same periods in the previous fiscal year. The increases for the quarter and six months were due to the additional administrative costs associated with the acquisition of American Containment, Inc. as well as increased legal expense for litigation.

Interest Expense

     Interest expenses for the quarter and six months ended
June 30, 1997, were $161,000 and $308,000, respectively, as
compared to $73,000 and $125,000 for the corresponding periods in 1996. The increases for the quarter and six months were due to increased borrowings on term loans for expansion purposes and an increase in the Company's line of credit activity.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 18 years) at the acquisition date or subsequent issuance date.

Income Taxes

     Income taxes for the quarter and six months ended June 30, 1997 were $371,000 and $76,000, respectively, as compared to $387,000 and $419,000 for the corresponding periods in 1996. The decreases were due to the decreases in the Company's income before income taxes.

Net Income

     The Company's net income for the quarter and six months ended June 30, 1997, were $557,000 and $114,000, respectively, as compared to $621,000 and $635,000 for the corresponding periods in 1996. Net income decreased 10.3% during the quarter and 82% for the first six months of 1997 as compared to the same periods in the previous fiscal year. The decreases in net income for both the quarter and six months ended June 30, 1997 were due to a reduction in earnings before income taxes caused by an increase in general and administrative costs associated with the acquisition of American Containment, Inc., and legal and interest expense.

Liquidity and Capital Resources

     The Company had working capital of $7.2 million and $8.3 million at June 30, 1997 and December 31, 1996, respectively. The decrease in working capital was due to, among other things, warranty charges related primarily to the Enviroflex pipe, as well as purchases for expansion purposes.

     The Company satisfies its working capital needs primarily through funds generated by operations by borrowings under a $6.0 million unsecured line of credit facility with a commercial bank.

     The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

Item 1.   Legal Proceedings

          The Company was a defendant in connection with counterclaims asserted by Mr. Keith Osborne, OPW Fueling Components ("OPW"), Buffalo Environmental Products Corporation ("Buffalo") and Intelpro Corporation ("Intelpro") in an action instituted by the Company in October, 1996, in the United States District Court for the Eastern District of Pennsylvania. The counterclaims asserted that the Company breached contractual undertakings under a settlement agreement to consent to a transfer by Mr. Osborne of his business, including his retained rights thereunder. The counterclaims also asserted tortious interference with contract. The matter was tried in April 1997 and the Court held that the Company did not breach a contractual undertaking to consent to the transfer, but also held that Mr. Osborne was entitled to transfer to OPW Mr. Osborne's business, including patent rights with respect to the retractability feature of an underground containment system sold by the Company. The Company did not appeal the Court's decision.

          A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1996.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The 1997 Annual Meeting of Stockholders (the "Meeting") of the Company was held on April 11, 1997. Notice of the Meeting was mailed to stockholders on or about March 31, 1997, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

          The Meeting was held for the following purposes:

          1. To elect two Class I directors to hold office until the 2000 Annual Meeting of Stockholders and their successors shall have been elected and qualified (Matter No. 1);

          2. To consider a proposal to adopt an Agreement and Plan of Merger pursuant to which the Company changed its state of incorporation from Delaware to Pennsylvania by merging with and into a newly formed wholly-owned Pennsylvania subsidiary (Matter No. 2);

          3.   To consider a proposal to approve the Company's
               1997 Stock Compensation Plan (the "1997 Plan")
               (Matter No. 3);

          4. To ratify the appointment by the Company's Board of Directors of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 (Matter No. 4); and

          5. To transact such other business as may properly come before the Annual Meeting or any adjournment or adjournments thereof.

          There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                                   Abstentions
                                                    and Broker
       Nominee             For        Withheld       Nonvotes

  Jean-Claude Arpin     2,719,929        --             --
  Marc Guindon          2,719,929        --             --

     Matter No. 2 was approved by stockholders at the Meeting.
The votes cast on this matter was as follows:

                                                   Abstentions
                                                    and Broker
                           For        Against        Nonvotes

        No. 2           2,649,000      70,929           --

     Matter No. 3 was approved by stockholders at the Meeting.
The votes cast on this matter was as follows:

                                                   Abstentions
                                                    and Broker
                           For        Against        Nonvotes

        No. 3           2,649,000      70,929           --

     Matter No. 4 was approved by stockholders at the Meeting.
The votes cast on this matter was as follows:

                                                   Abstentions
                                                    and Broker
                           For        Against        Nonvotes

        No. 4           2,719,929        --             --

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1  Certificate of Incorporation of the Company

               3.2  Bylaws of the Company

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

                              Total Containment, Inc.

Date  August 14, 1997         By /s/ Pierre Desjardins
                                   Pierre Desjardins
                                   President and Chief Executive
                                   Officer


Date  August 14, 1997         By /s/ Jeffrey A. Boehmer
                                   Jeffrey A. Boehmer
                                   Principal Financial Officer

                          Exhibit Index

Exhibit No.    Description

    3.1        Certificate of Incorporation of the Company

    3.2        Bylaws of the Company

    11         Statement re:  Computation of Earnings Per share
               (unaudited

    27         Financial Data Schedule