Form 10-Q/A
period 1997-06-30
TOTAL CONTAINMENT INC
filed 1997-09-23
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         AMENDMENT NO. 1
                           FORM 10-Q/A

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

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
                                     June 30,       December 31,
                                       1997             1996
                                  (In thousands)   (In thousands)
     ASSETS
 Current Assets:
  Cash and cash equivalents           $   363          $   616
  Accounts receivable, net              8,389            7,453
  Inventories - Note 2                  9,052            7,248
  Other assets                          3,837            3,677
     Total current assets              21,641           18,994

Molds and tooling costs, net            1,223            1,362
Property and equipment, net             3,186            2,511
Patents, patent rights and
  licenses, net                         5,034            5,155
Goodwill, net                           5,462            5,545
Other assets                              632            1,398
Total assets                          $37,178          $34,965

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit borrowings           $ 4,432          $ 3,677
  Current portion of long-term
    debt                                1,176              770
  Accounts payable and accrued
    expenses                            7,316            5,125
  Warranty reserve                      1,525            1,161
     Total current liabilities         14,449           10,733

Long-term debt                          2,224            1,894
Warranty reserve                        1,439            3,322
     Total liabilities                 18,112           15,949

Shareholders' Equity:
  Common stock - $0.01 par value;
    authorized 20,000,000 shares;
    4,641,600 shares issued and
    outstanding                            46               46
    Capital in excess of par value     13,729           13,729
    Retained earnings                   5,331            5,217
    Equity adjustment from foreign
      currency translation                (40)              24

      Total shareholders' equity       19,066           19,016
Total liabilities & shareholders'
  equity                              $37,178          $34,965

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

                              Total Containment, Inc.

Date  September 15, 1997      By /s/ Jeffrey A. Boehmer
                                   Jeffrey A. Boehmer
                                   (Authorized Officer and
                                   Principal Financial Officer)

                          Exhibit Index

Exhibit No.    Description

    3.1        Certificate of Incorporation of the Company*

    3.2        Bylaws of the Company*

    11         Statement re:  Computation of Earnings Per share
               (unaudited)*

    27         Financial Data Schedule*





____________________
* Previously filed.