Form 10-Q
period 1997-09-30
TOTAL CONTAINMENT INC
filed 1997-11-19
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
          PERIOD ENDED SEPTEMBER 30, 1997

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

                         (610) 666-7777
       (Registrant's telephone number, including area code

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

              Yes       X           No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value
$0.01 per share were outstanding at October 31, 1997.

                     Total Containment, Inc.

                              Index

                                                             Page

Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet -
          September 30, 1997 and December 31, 1996             3

          Condensed Consolidated Statement of Income -
          Three months and nine months ended
          September 30, 1997 and 1996                          4

          Condensed Consolidated Statement of Cash
          Flows - Nine months ended September 30, 1997
          and 1996                                             5

          Notes to Condensed Consolidated Financial
          Statements - September 30, 1997                      6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   8

Part II.  Other Information

     Item 1.   Legal Proceedings                              14

     Item 2.   Changes in Securities                          15

     Item 3.   Defaults upon Senior Securities                15

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                        15

     Item 5.   Other Information                              17

     Item 6.   Exhibits and Reports on Form 8-K               17


Signatures                                                    18

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                                     Sep. 30,         Dec. 31,
                                       1997             1996
                                  (In thousands)   (In thousands)
        ASSETS
Current Assets:
  Cash and cash equivalents          $   452           $   616
  Accounts receivable, net             8,583             7,453
  Inventories - Note 2                 8,962             7,248
  Other assets                         5,934             3,677
  Total current assets                23,931            18,994

Molds and tooling costs, net           1,127             1,362
Property and equipment, net            3,473             2,511
Patents, patent rights and
  licenses, net                        4,375             5,155
Goodwill, net                          5,420             5,545
Other assets                           5,328             1,398
Total Assets                         $43,654           $34,965

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit borrowings          $ 4,235           $ 3,677
  Current portion of long-term debt      869               770
  Accounts payable and accrued
    expenses                          11,002             5,125
  Warranty reserve                     7,250             1,161
    Total current liabilities         23,356            10,733

Long-term debt                         2,594             1,894
Warranty reserve                      11,896             3,322
    Total liabilities                 37,846           15,949

Shareholders' Equity:
  Common stock - $0.01 par value;
    authorized 20,000,000 shares;
    4,641,600 shares issued and
    outstanding                           46               46

  Capital in excess of par value      13,729           13,729
  Retained earnings (deficit)         (7,968)           5,217
  Equity adjustment from foreign
    currency translation                   1               24
    Total shareholders' equity         5,808           19,016

Total Liabilities & Shareholders'
  Equity                             $43,654          $34,965

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                   Three months ended      Nine
months ended
                                     September 30,
September 30   ,
                                    1997        1996        1997
     1996
                                       (In thousands, except
share data)
Net sales                        $  13,136   $  11,635   $
33,475   $  28,545
Cost of sales (Including
  warranty expense of $17.6
  million and $350,000 for the
  three months ended
  September 30, 1997 and 1996,
  and $18.2 million and $1.3
  million for the nine months
  ended September 30, 1997
  and 1996)                         27,228       7,464
40,370      18,141

Gross profit                       (14,092)      4,171
(6,895)     10,404

Selling, general and
  administrative                     3,224       2,984
9,651       7,786
Amortization of patents,
  licenses and goodwill                128         134
400         386
Other expense                        2,565           -
2,565           -

Income (loss) from operations      (20,009)      1,053
(19,511)      2,232
Interest expense                       158         109
466         234

Income (loss) before income
  taxes                            (20,167)        944
(19,977)      1,998
Income tax expense                  (6,857)        351
(6,792)        770

Net income (loss)                  (13,310)        593
(13,185)      1,228

Net income (loss) per share      $   (2.87)  $    0.13   $
(2.84)  $    0.26


Weighted average shares and
  share equivalents used in
  computation of net income
  per share                      4,641,600   4,641,600
4,641,600   4,641,600

See notes to condensed consolidated financial statements.

                     TOTAL CONTAINMENT, INC.
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           (Unaudited)
                                               Nine months ended
                                                 September 30,
                                                1997       1996
                                                 (In thousands)
Cash flows from operating activities:
  Net cash provided by (used for)
    operating activities                      $   483    $  (658)

Cash flows from investing activities:
  Purchase of property and equipment           (1,630)    (1,597)
  Other                                           (68)         -
    Net cash used for investing activities     (1,698)    (1,597)

Cash flows from financing activities:
  Net borrowings on long-term debt                493        486
  Net borrowings under line of credit             558      1,816
    Net cash provided by financing activities   1,051      2,302

Net increase (decrease) in cash               $  (164)   $    47

See notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments including adjustments for warranty and other charges as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations") considered necessary for a fair presentation have been included. The results of operations of the Company for the three month and nine month periods ended, September 30, 1997, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1996.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Realization of deferred tax assets associated with the net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings. See "Note 3 - Deferred Tax Asset."

Note 2 - Inventories

The components of inventory consist of the following:

                                Sept. 30,          Dec. 31,
                                  1997               1996
                                       (In thousands)

Raw materials                   $   604             $   503
Finished goods                    8,358               6,745
                                $ 8,962             $ 7,248


Note 3 - Deferred Tax Asset

The net loss resulting from the $20.6 million charge to income creates a tax loss carry forward benefit of approximately
$7 million. This future tax benefit is reflected under "other assets" (both current and long-lived) on the Company's balance sheet at September 30, 1997 due to a determination by both the Company's Board and management that it is more likely than not that such tax benefit will be realized. Price Waterhouse LLP, the Company's independent accountants, at present, do not concur with the determination of the amount of the asset. Price Waterhouse's preliminary view is that a valuation allowance against the deferred tax asset is necessary. To the extent this issue is not resolved in favor of the Company, the Company's net loss for the three months and nine months ended September 30, 1997 will increase by the amount of the reduction in the income tax benefit. The Company intends to resolve this difference as soon as possible before disclosure of year-end results.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a Pennsylvania corporation organized in 1986.

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

Adjustment to Warranty Reserve

     The Company's net loss for the quarter and nine months ended
September 30, 1997, was principally due to a $20.6 million charge to earnings primarily to increase the Company's warranty reserve.

This increase is intended to cover the future cost of inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall, underground fuel dispensing and containment systems installed between 1990 and 1994. As previously reported, the deterioration results from a microbiological fungus which, under certain conditions, affects the outer layer of the system's primary (inner) retractable pipe. The Company purchased the retractable pipe on a sole source basis from Dayco-Products, Inc. ("Dayco"), a subsidiary of Mark IV Industries, which designed and manufactured the pipe. The outer cover of the retractable pipe was reengineered in 1994 to eliminate this problem. This fungus does not affect the system's (outer) secondary containment pipe or the other portions of the Enviroflex systems.

     During the third quarter, the Company completed its review of the pipe problem which was initiated in 1996 by surveying most of the sites. The Company concluded in its review that the problem had accelerated in some areas and that the majority of the pipe would have to be replaced over a period of time. Also, the Company concluded from its negotiations with Dayco that substantial financial assistance would not be forthcoming from Dayco in connection with the repair and replacement of the deteriorating pipe and, as a result, the Company initiated legal proceedings against Dayco. See "Item 1. Legal Proceedings." As part of its review, the Company identified the number of sites likely to be affected and the cost to replace pipe at these sites. To date, the Company has completed replacement of the pipe at approximately 1,000 sites and estimates that there are approximately 3,000 additional sites where pipe susceptible to deterioration was installed. The Company estimates that it will complete replacement at approximately half the remaining sites in the next 12 months and the balance of the sites in the following 18 months.

     Approximately $18.0 million of the $20.6 million charge primarily represents management's present assessment, based on its best judgment, of the cost of inspecting and replacing pipe at the remaining 3,000 sites over a two to three year period, assuming no financial assistance from Dayco. Although Dayco had previously agreed to credit certain overcharges and had made an accommodation to provide replacement pipe through the end of 1997, Dayco has not contributed significantly to any other costs for replacement of pipe to date and has not committed to cover any future expense. The Company has commenced litigation against Dayco in an effort to require Dayco to assume responsibility for its pipe, and the parties are presently in the process of exploring whether some form of settlement-is feasible. The Company cannot predict with reasonable certainty whether a resolution will result from these negotiations or whether the Company will prevail in connection with such litigation. See "Item 1. Legal Proceedings." In an effort to eliminate its reliance on Dayco and to provide superior quality and reliability, the Company has commenced manufacturing of a new primary pipe at its Oaks, Pennsylvania facility. Through the third quarter of 1997, the Company has incurred approximately $7 million of external expenses to replace pipe, as well as internal expense. Based upon increased efficiencies, the Company anticipates reductions in the cost per site for replacement of the pipe. The remainder of the charge is due to a write down in inventory, costs incurred in connection with licensing patented technology, and the write off of a patent.

RESULTS OF OPERATIONS

Net Sales

     The Company's net sales for the quarter and nine months ended September 30, 1997, were $13.1 million and $33.5 million, respectively, as compared to $11.6 million and $28.5 million for the corresponding periods in 1996. Net sales increased 12.9% during the quarter and 17.3% for the first nine months of 1997 as compared to the same periods in the previous fiscal year. The increases for both the quarter and nine months were primarily attributable to strong sales of underground flexible piping systems in the United States due to the Company's redirected sales effort, as well as the continued expansion of American Containment, Inc.

Gross Profit

     The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's warehouses, depreciation of molds, tools, and equipment, and warranty expense. The Company's gross profit (loss) for the quarter and nine months ended September 30, 1997 was ($14.1) million and ($6.9) million, respectively. Gross profit decreased 437.9% during the quarter and 166.3% for the first nine months of 1997 as compared to the same period in the previous fiscal year. The decrease resulted primarily from an $18 million charge to earnings mainly to increase the Company's warranty reserve to cover the future cost of inspecting and replacing pipe with deteriorating cover material on the retractable pipe portion of the Company's double-wall, underground fuel dispensing and containment systems. See
"Item 5. Other Information" for a discussion regarding the adjustment to the warranty reserve.

     The Company's gross profit before the charge to increase the Company's warranty reserve for the quarter and nine months ended September 30, 1997 was $3.9 million and $11.1 million, respectively, as compared to $4.2 million and $10.4 million for the corresponding periods in 1996. The decrease in the quarter was due to increases in labor and overhead at American Containment caused by the expansion of its manufacturing and service business. The increase in gross profit before the charge for the nine months ended September 30, 1997 resulted primarily from increased sales.

     The Company's gross profit (loss) percentage was (107.3%) for the quarter and (20.6%) for the nine months ended
September 30, 1997, compared to 35.8% and 36.4% for the same periods in the previous fiscal periods, as a result of the aforementioned charge. The Company's gross profit percentage before the charge to increase the Company's warranty reserve was 29.7% for the quarter and 33.2% for the nine months ended September 30, 1997.

     The Company's gross profit percentage decreased in the quarter ended September 30, 1997, prior to the charge, due to a decrease in the gross profit percentage of American Containment, based on increases in labor and overhead caused by expansion of its manufacturing and service business, as well as additional freight costs associated with the Company's warehouses.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses, and other general, administrative, and overhead costs. Selling, general and administrative expenses for the quarter and nine months ended September 30, 1997, were $3.2 million and $9.7 million, respectively, as compared to $3.0 million and $7.8 million for the corresponding periods in 1996. Selling, general and administrative expenses increased 8.0% during the quarter and increased 24.0% for the nine months of 1997 as compared to the same periods in the previous fiscal year. The increase in the quarter resulted primarily from additional selling expenses related to increased sales. The increase for the nine months was due mainly to additional administrative costs associated with the acquisition of American Containment, acquired in July, 1996, as well as increased litigation expenses.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straightline basis over the estimated lives of the patents (which range from 13 to 18 years) at the acquisition date or subsequent issuance date.

Other Expense

     The Other expense of $2.6 million incurred in the quarter ended September 30, 1997 was associated with the licensing of certain patented technology as well as the write off of a patent of a product line that has been discontinued.

Interest Expense

     Interest expense for the quarter and nine months ended September 30, 1997, were $158,000 and $466,000, respectively, as compared to $109,000 and $234,000 for the corresponding periods in 1996. The increases for the quarter and nine months were due to increased borrowings, sufficient to commence manufacturing of primary pipe at the Oaks, Pennsylvania facility, on term loans for purchases of equipment and an increase in borrowings under the Company's line of credit.

Income Taxes

     Income taxes (benefit) for the quarter and nine months ended September 30, 1997 were ($6.9) million and ($6.8) million, respectively, as compared to $351,000 and $770,000 for the corresponding periods in 1996. The decreases were due to the reductions in the Company's income before income taxes. The income tax benefit derived from the net loss has been established as a deferred tax asset in the amount of $6.8 million. This tax benefit is included on the Condensed Consolidated Balance Sheet as Other Assets and is segmented into current and long term, based upon projections as to the tax period in which the Company will receive these benefits.

     The net loss resulting from the $20.6 million charge to income creates a tax loss carry forward benefit of approximately $7 million. This future tax benefit is reflected under "other assets" (both current and long-lived) on the Company's balance sheet at September 30, 1997 due to a determination by both the Company's Board and management that it is more likely than not that such tax benefit will be realized. Price Waterhouse LLP, the Company's independent accountants, at present, do not concur with the determination of the amount of the asset. Price Waterhouse's preliminary view is that a valuation allowance against the deferred tax asset is necessary. To the extent this issue is not resolved in favor of the Company, the Company's net loss for the three months and nine months ended September 30, 1997 will increase by the amount of the reduction in the income tax benefit. The Company intends to resolve this difference as soon as possible before disclosure of year-end results.

Net Income (Loss)

     The Company's net income (loss) for the quarter and nine months ended September 30, 1997, were ($13.3) million and ($13.2) million, respectively, as compared to $593,000 and $1.2 million for the corresponding periods in 1996. Net income decreased 2,344.5% during the quarter and 1,173.7% for the first nine months of 1997 as compared to the same periods in the previous fiscal year. The decrease in net income for the quarter and nine months were due primarily to an $20.6 million charge to earnings to increase the Company's warranty reserve, a write down in inventory, as well as charges associated with licensing of certain patented technology and the write-off of a patent. See "Item 5. Other Information" for more information regarding the adjustment to the warranty reserve. The decrease in net income, prior to these charges, for the quarter and nine months was due to a reduction in gross profit percentage primarily from the increase in labor and overhead with American Containment as well as an increase in administrative costs from the acquisition of American Containment, and legal and interest expense. For information regarding the possible adjustment of net loss, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes."

FINANCIAL CONDITION

     The Company's accounts payable and accrued expenses of $11.0 million for the quarter ended September 30, 1997, as compared to $5.1 million for the period ended December 31, 1996, reflect the seasonality of the business and includes a $4.0 million payable to Dayco Products, Inc., which is disputed by the Company. See "Item 1. Legal Proceedings". The allocation of the warranty reserve between $7.3 million undercurrent liabilities and $11.9 million under future liabilities reflects the Company's present expectation that defective pipe at approximately 1,500 sites will be replaced in the next 12 months and the remaining 1,500 in the following 18 months. See "Item 1. Legal Proceedings" and "Item 5. Other Information".

     The Company's inventory of $9.0 million for the quarter ended September 30, 1997, as compared to $7.2 million for the period ended December 31, 1996, is attributable to normal inventory increase due to seasonality and the Company's expanded warehousing facilities. Property and equipment of $3.5 million for the quarter ended September 30, 1997 compared to $2.5 million for the period ended December 31, 1996 is attributable primarily to the Company's new manufacturing facilities in Oaks, Pennsylvania. See "INTRODUCTION", this Management Discussion and Analysis. For information regarding the possible adjustment of other assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes."

Liquidity and Capital Resources

     The Company had working capital of $575,000 and $8.3 million at September 30, 1997 and December 31, 1996, respectively. The decrease in working capital was due mainly to a $20.6 million charge, of which $7.3 million is included in current liabilities, related primarily to the Enviroflex@ pipe. See "Item 5. Other Information" for more information regarding the adjustment to the warranty reserve. For information regarding the possible adjustment of other assets (including the current portion of other assets and thus working capital), see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes."

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under its $6.0 million credit facility with a commercial bank.

     The Company presently has a preliminary commitment from its existing lender to increase the Company's line of credit. Based on this, the Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

                   Part II.  Other Information


Item 1.   Legal Proceedings

     The Company has initiated a legal action against Dayco in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus. (See "Item 5. Other Information".)

     In its suit, the Company requests that the Court award damages in an amount to be determined at trial and for further appropriate relief. Dayco has not yet filed a response to the Complaint and it is as yet too early to predict the results of the litigation. The parties are presently in the process of exploring whether some form of settlement is feasible. The Company cannot predict, with reasonable certainty (i) whether a settlement will result from these negotiations and if so the form or value of such settlement, or (ii) whether the Company will prevail in connection with such litigation.

     A legal action was filed in the Fifth Circuit Court of the State of Hawaii on September 16, 1997 by JJR Inc., James Jasper Enterprises, Inc., and others with interests in a retail shopping center on the Island of Kauai, Hawaii, against Company, Dayco, and Senter Petroleum, Inc. for damages allegedly resulting from the failure of Company's Enviroflex(D piping system on or about August 12, 1996 at The Little Gas Shack ("the Shack"), a retail gasoline service facility supplied by Senter adjacent to the shopping center. The Complaint alleges that more than 1800 gallons of gasoline were released onto the property occupied by the Shack and the adjacent businesses and into a nearby stream and the harbor where the shopping center was located. Although the amount sought by the plaintiffs is not specified in the Complaint, the attorney retained by the Company's insurance carrier has ascertained that plaintiffs are seeking approximately $23 million in damages. The Company has and maintains insurance that may potentially respond to this claim, however, the amount claimed exceeds the liability limits. Under the Dayco Supply Agreement, Dayco is required to indemnify and hold the Company harmless from all claims and suits by third parties based upon the manufacture of Enviroflex primary pipe or the performance by Dayco of its obligations under the Agreement. Dayco has not, as yet, agreed to honor this obligation. The Company has commenced litigation to enforce its rights against Dayco. Based upon the Company's investigation to date, the Company believes that the Enviroflex@ secondary containment system functioned properly to contain the overflow and was not responsible for the release, and that any loss was caused by the failure of equipment manufactured and supplied by third parties. The Company believes that plaintiff's claims are grossly excessive and intends to vigorously defend its position.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1996 and in the Company's quarterly report on Form 10-Q, as amended, for the quarter ended June 30, 1997.

Item 2.   Changes in Securities

     None

Item 3.   Defaults upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     None

Item 5.   Other Information

     Adjustment to Warranty Reserve

     The Company's net loss for the quarter and nine months ended September 30, 1997, was principally due to a $20.6 million charge to earnings primarily to increase the Company's warranty reserve. This increase is intended to cover the future cost of inspecting and replacing pipe with deteriorating cover material on the retractable pipe portion of the Company's double-wall, underground fuel dispensing and containment systems installed between 1990 and 1994. As previously reported, the deterioration results from a microbiological fungus which, under certain conditions, affects the outer layer of the system's primary (inner) retractable pipe. The outer cover of the retractable pipe has been reengineered in 1994 to eliminate this problem. This fungus does not affect the (inner) secondary containment pipe or other portions of the Enviroflex@ systems. The Company purchased the retractable pipe on a sole source basis from Dayco, a subsidiary of Mark IV Industries, which designed and manufactured the pipe.

     During the third quarter, the Company completed its review of the pipe problem which was initiated in 1996 by surveying most of the sites. The Company concluded in its review that the problem had accelerated in some areas and that the majority of the pipe would have to be replaced over a period of time. Also, the Company concluded from its negotiations with Dayco that substantial financial assistance would not be forthcoming from Dayco in connection with the repair and replacement of the deteriorating pipe and, as a result, the Company initiated legal proceedings against Dayco. See "Item 1. Legal Proceedings." As part of its review, the Company identified the number of sites likely to be affected and the cost to replace pipe at these sites. To date, the Company has completed replacement of the pipe at approximately 1,000 sites and estimates that there are approximately 3,000 additional sites where the pipe susceptible to deterioration was installed. The Company estimates that it will complete replacement at approximately half the remaining sites in the next 12 months and the balance of the sites in the following 18 months..

     Approximately $18 million of the $20.6 million charge primarily represents management's present assessment, based on its best judgment, of the cost of inspecting and replacing pipe at the remaining 3,000 sites over a two to three year period, assuming no financial assistance from Dayco. Although Dayco had previously agreed to credit certain overcharges and had made an accommodation to provide replacement pipe through the end of 1997, Dayco has not contributed significantly to any other costs for replacement of pipe to date and has not committed to cover any future expense. The Company has commenced litigation against Dayco in an effort to require Dayco to assume responsibility for its pipe, and the parties are presently in the process of exploring whether some form of settlement is feasible. See
"Item 1. Legal Proceedings." Through the third quarter of 1997, the Company has incurred approximately $7 million of external expenses to replace the pipe, as well as internal expenses.
Based upon increased efficiencies, the Company anticipates reductions in the cost per site replacement of the pipe at the remaining sites.

     The net loss resulting from the $20.6 million charge to income creates a tax loss carry forward benefit of approximately $7 million. This future tax benefit is reflected under "other assets" (both current and long-lived) on the Company's balance sheet at September 30, 1997 due to a determination by both the Company's Board and management that it is more likely than not that such tax benefit will be realized. Price Waterhouse LLP, the Company's independent accountants, at present, do not concur with the determination of the amount of the asset. Price Waterhouse's preliminary view is that a valuation allowance against the deferred tax asset is necessary. To the extent this issue is not resolved in favor of the Company, the Company's net loss for the three months and nine months ended September 30, 1997 will increase by the amount of the reduction in the income tax benefit. The Company intends to resolve this difference as soon as possible before disclosure of year-end results.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               3.1 Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit
                    3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

               3.2 By-laws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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



                              Total Containment, Inc.

Date:  November 19, 1997      By  /s/ Pierre Desjardins
                                   Pierre Desjardins
                                   President and Chief Executive
                                   Officer

Date:  November 19, 1997      By  /s/ Jeffrey A. Boehmer
                                   Jeffrey A. Boehmer
                                   Principal Financial Officer

                          Exhibit Index


Exhibit No.         Description


     3.1            Certificate of Incorporation of the Company
                    (Incorporated herein by reference to
                    Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                    1997).

     3.2 By laws of the Company(Incorporated herein by reference to Exhibit 3.2 to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

     11             Statement re:  Computation of Earnings Per
                    Share (unaudited)

     27             Financial Data Schedule