Form 10-K
period 1997-12-31
TOTAL CONTAINMENT INC
filed 1998-03-23
CIK 913666

                                    [LOGO]



To Our Stockholders:

          In 1997, TCI implemented a plan to set the foundation for enhanced profitability and competitiveness. The plan set as goals:

               --   Regaining lost sales momentum and market share

               --   Identifying and reducing costs while enhancing quality

               -- Developing resources to grow its business while developing a proactive plan to deal with its previously disclosed pipe replacement program

               --   Enhancing its expertise on the logistics/operations front.

ACHIEVEMENTS

          After two years of sales decline, TCI regained its sales momentum and increased its market share. The Company's net sales increased to $45.6 million in 1997 from $37.7 million in 1996. The two major contributors to this sales increase were our redirected sales efforts and a buoyant North American industry climate.

          We started in early 1997 to refocus our sales force on the end users of our products while increasing the coverage of our distribution system. We also increased our direct sales force and completed our warehouse expansion program to allow more direct access to our products by our customers, as well as to make us more competitive in freight costs.

          As part of our overall cost reduction and enhanced quality programs, we installed a pipe manufacturing line in Oaks, Pennsylvania. This line obviates the need to purchase primary pipe at excessive prices from our prior sole supplier and should, over time, result in significant cost savings. Although we began manufacturing, with full Underwriters' Laboratories approval in October, 1997, we will realize the cost efficiencies as we start selling our manufactured products in early 1998. This new line should enable us not only to achieve substantial savings, but also to control our quality and substantially improve our product development capability. To this end, we have installed and staffed a quality control laboratory in our facilities in Oaks. We also targeted other major cost reduction opportunities from which we should benefit during 1998.

          To increase our long term revenue base and to respond to customer needs, we initiated a custom part service business at American Containment in Bakersfield, California. This unit will focus solely on this business and become the field technical arm of TCI, as well. This will be a natural complement to our parts business and should enhance our field level expertise and resources for our customers.

          To focus even more on cost reduction and efficiency, we have separated administration from operations and hired a dedicated, established senior logistics and operations officer.

          In 1997 we also established a proactive program to deal with the deteriorating piping supplied to us by Dayco prior to 1994 and recorded an $18.6 million charge to income primarily to increase our warranty reserve to cover expected future costs of replacing this pipe.

          Finally, following the negotiations breakdown with Dayco on the pipe warranty issue in early fall, we initiated litigation against Dayco to recover the damages we sustained as a result of Dayco's deteriorating pipe.

THE RESULTS

          While we continued to establish the foundation for future profitability and push sales to record levels, increases in costs at our Oaks facility in the first six months and efficiency issues related to our large volume increases at our Bakersfield facility, taken together with the special charge discussed above, reduced our profitability substantially, resulting in a net loss of $12.4 million in 1997.

OUTLOOK

          In 1997, TCI has laid the foundation for enhanced profitability with a plan for increased sales, efficiencies and identifying cost reduction. This foundation, coupled with an anticipated healthy industry, should result in a much better year for TCI in 1998.

BOARD OF DIRECTORS

          Chuck Frey, a friend, mainstay in our industry, and long-time director, will be retiring from our Board as of our annual meeting. We wish to thank him for his dedicated efforts over the last seven years in shaping this company and wish him well.

                                    Very truly yours,


                                /s/ Pierre Desjardins
                                    Pierre Desjardins
                                    Chairman, President and Chief Executive
                                    Officer

                            SELECTED FINANCIAL DATA

The following table sets forth certain consolidated summary financial data of the Company for the periods presented.

                                                                               Year Ended December 31,
                                                                     1993      1994      1995      1996       1997
                                                                  -------   -------   -------   -------   --------
                                                                        (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
 Net Sales......................................................  $31,500   $40,355   $39,069   $37,730   $ 45,649
 Cost of sales (excluding warranty
  expense)......................................................   17,154    22,174    23,058    24,288     30,698
                                                                  -------   -------   -------   -------   --------
                                                                   14,346    18,181    16,011    13,442     14,951
 Warranty expense...............................................      473       605     8,073       747     18,596
                                                                  -------   -------   -------   -------   --------
 Gross profit (loss)............................................   13,873    17,576     7,938    12,695     (3,645)
 Selling, general and administrative............................    7,650     9,350    10,262    10,665     12,307
 Amortization of patents, licenses and
  goodwill(1)(2)................................................      314       356       483       508        521
 Loss on write-off of patent(2).................................       --     1,847        --        --        565
 Other operating expense........................................       --        --        --        --      1,800
                                                                  -------   -------   -------   -------   --------
 Income (loss) from operations..................................    5,909     6,023    (2,807)    1,522    (18,838)
  Interest expense..............................................    1,222       286       146       362        627
 Other expense(3)...............................................       --        --       407        --         --
                                                                  -------   -------   -------   -------   --------
 Income before income taxes.....................................    4,687     5,737    (3,360)    1,160    (19,465)
 Income tax expense (benefit)...................................    2,036     2,391    (1,112)      762     (7,109)
                                                                  -------   -------   -------   -------   --------
 Net income (loss)(8)...........................................  $ 2,651   $ 3,346   $(2,248)  $   398   $(12,356)
                                                                  =======   =======   =======   =======   ========
 Earnings (loss) per common share(4)
  -basic........................................................     $.78     $(.48)     $.09    $(2.66)
                                                                  =======   =======   =======   =======
 Earnings (loss) per common share -
  assuming dilution.............................................               $.78     $(.48)     $.08     $(2.66)
                                                                            =======   =======   =======   ========

                                                                                     December 31,
                                                                  ------------------------------------------------
                                                                     1993      1994      1995      1996       1997
                                                                  -------   -------   -------   -------   --------
                                                                                   (In thousands)
BALANCE SHEET DATA:
 Working capital (deficit)......................................     (993)  $ 7,776   $ 8,224   $ 8,261      1,128
 Goodwill, patents, patent rights and
  licenses, net(1)(2)...........................................    7,863    10,449    10,317    10,700      9,672
 Deferred Income Taxes..........................................      234       771     3,228     1,701      7,420
 Total Assets...................................................   19,132    26,901    30,702    34,965     40,047
 Line of credit borrowings(5)(7)................................    1,606       983       251     3,677      3,197
 Debt(6)(8).....................................................    5,800        --       654     2,664      3,049
 Subordinated debt to related party(6)..........................    2,000        --        --        --         --
 Stockholders' equity(6)........................................    4,573    20,804    18,616    19,016      6,440

____________________

(1) In connection with the initial public offering by the Company of 1,346,600 shares of its common stock (the "Offering"), the Company acquired the Tank Jacket patent from Groupe Treco Ltee ("Treco"), a majority stockholder of the Company, in consideration for the issuance by the

     Company to Treco of 45,000 shares of the Company's common stock. The Tank Jacket patent was valued at $427,500. See Note 11 of Notes to Consolidated Financial Statements appearing elsewhere herein.

(2) On December 16, 1994, the Company and Mr. Keith Osborne entered into a settlement agreement pursuant to which the parties settled an interference proceeding (the "Interference Proceeding") commenced by Mr. Osborne against the Company. In connection with the settlement of the Interference Proceeding, the Company wrote-off the remaining unamortized portion of the Company's patent pertaining to the retractability feature of Enviroflex and capitalized amounts paid to acquire a license and related costs. See Note 2 of Notes to Consolidated Financial Statements appearing elsewhere herein. See also "Item 3. Legal Proceedings."

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

(4)  Based on 4.3 million weighted average shares outstanding during 1994 and
     4.6 million during 1995, 1996 and 1997.

(5) The proceeds from the Offering were used, in part, to repay, in full, the bank debt and the subordinated debt to a related party and for the temporary repayment of the Company's working capital line of credit.

(6) On March 4, 1994, the Company completed the Offering and received net proceeds of approximately $11.0 million.

(7) Increases in the line of credit and debt in 1996 were due to increased working capital requirements for, among other things, warranty charges related to the Enviroflex pipe, as well as two term loans for expansion and the acquisition of American Containment, Inc.

(8) The net loss resulting principally from the $20.4 million of warranty and other expense in 1997 creates a deferred tax benefit of approximately $7.4 million. This future tax benefit is reflected under "Deferred Income Taxes" (both current and long lived) on the Company's balance sheet which will be deductible in future years.

(9) The other expense in 1997 of $1.8 million was associated with the legal settlement regarding licensing of certain patented technology.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere herein.

1997 Adjustment to Warranty Reserve
-----------------------------------

          In 1997 the Company sustained a significant net loss. This loss was principally due to a $20.4 million charge to earnings in the third quarter primarily to increase the Company's warranty reserve. This increase is intended to cover the future cost of inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall, underground fuel dispensing and containment systems installed between 1990 and 1994. As previously reported, the deterioration results from a microbiological fungus which, under certain conditions, affects the outer layer of the system's primary (inner) retractable pipe. The Company purchased the retractable pipe on a sole source basis from Dayco-Products, Inc. ("Dayco"), a subsidiary of Mark IV Industries, which designed and manufactured the pipe. The outer cover of the retractable pipe was reengineered in 1994 to eliminate this problem. This fungus does not affect the system's (outer) secondary containment pipe or the other portions of the Enviroflex systems.

          During the third quarter, the Company completed its review of the pipe problem which was initiated in 1996 by surveying most of the identified sites. The Company concluded in its review that the problem had accelerated in some areas and that the majority of the pipe would have to be replaced over a period of time. Also, the Company concluded from its negotiations with Dayco that substantial financial assistance would not be forthcoming from Dayco in connection with the repair and replacement of the deteriorating pipe and, as a result, the Company initiated legal proceedings against Dayco. See Note 11 to "Notes to Financial Statements." As part of its review, the Company identified the number of sites likely to be affected and the cost to replace pipe at these sites. To date, the Company has completed replacement of the pipe at over 1,000 sites and estimates that there are approximately 3,000 additional sites where pipe susceptible to deterioration was installed.

          Approximately $18.6 million of the $20.4 million charge primarily represented management's assessment of the cost of inspecting and replacing pipe at the remaining 3,000 sites over a two to three year period, assuming no financial assistance from Dayco. Although Dayco had previously agreed to credit certain overcharges and had made an accommodation to provide replacement pipe through the end of 1997, Dayco has not contributed significantly to any other costs for replacement of pipe to date and has not committed to cover any future expense. The Company has commenced litigation against Dayco in an effort to require Dayco to assume responsibility for its pipe. See "Note 11" to "Notes to Financial Statements." In an effort to eliminate its reliance on Dayco, provide better quality and reliability and reduce costs, the Company has commenced manufacturing of a new primary pipe at its Oaks, Pennsylvania facility. The remainder of the charge is due to a write down in inventory and costs incurred in connection with licensing patented technology.

RESULTS OF OPERATIONS - 1995-1997

          The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                            1995     1996      1997
                                          --------  -------  --------

Net sales...............................    100.0%   100.0%    100.0%
Cost of sales (excluding warranties)....     59.0     64.4      67.2
                                            -----    -----    ------
                                             41.0     35.6      32.8
Warranty expense........................     20.7      2.0      40.7
                                            -----    -----    ------
Gross profit............................     20.3     33.6      (7.9)

Selling, general and administrative.....     26.3     28.3      27.0
Amortization of patents, licenses and
  goodwill..............................      1.2      1.3       1.1
Loss on write-off of patent.............       --       --       1.2
Other operating expense.................       --       --       3.9
                                            -----    -----    ------
Operating income (loss).................     (7.2)     4.0     (41.1)
Interest expense........................      0.4      0.9       1.4
Other expense...........................      1.0       --        --
                                            -----    -----    ------
Income (loss) before income taxes.......     (8.6)     3.1     (42.5)
Income tax expense (benefit)............     (2.8)     2.0     (15.6)
                                            -----    -----    ------
Net income (loss).......................    (5.8)%     1.1%   (26.9)%
                                            =====    =====    ======

          Net Sales

          The Company's net sales were $45.65 million in 1997, compared to $37.73 million in 1996, and $39.07 million in 1995.

          Net sales increased $7.92 million, or 21.0%, in 1997 as compared to 1996. The increase was primarily attributable to strong sales of underground flexible piping systems in the United States due to the Company's redirected sales effort, the buoyancy of the North American market, as well as an increase in sales at American Containment, Inc.

          Net sales decreased $1.34 million or 3.4% in 1996 as compared to 1995. The decrease was primarily attributable to a decrease in sales of Enviroflex piping systems in North America and the United Kingdom, increased competition worldwide in the flexible pipe market, as well as an increase in discounting to customers.

          Gross Profit

          Components of the Company's cost of sales include product manufacturing costs including amounts paid to various third party manufacturers, costs associated with operating the Company's warehouses, depreciation of molds, tools and equipment, warranty expense and limited assembly costs. The Company's gross loss was ($3.65) million in 1997, compared to gross profit of $12.69 million in 1996 and $7.94 million in 1994.

          The Company's gross profit for the year ended 1997 decreased $16.34 million or 128.7%, compared to 1996. The decrease resulted primarily from an $18.6 million charge to earnings to increase the Company's warranty reserve referred to above.

          Gross profit before the charge increased $1.51 million, or 11.2%, compared to 1996. The increase in gross profit before the charge resulted primarily from increased sales.

          Gross profit increased $4.75 million or 59.8% in 1996 as compared to 1995. The increase resulted primarily from a decrease in warranty charge from $8.10 million warranty in 1995 to $747,000 in 1996. This increase was partially offset by an increase in discounting to customers, an increase in the cost of certain purchased materials, and an increase in freight costs and manufacturing overhead.

          Operating Expense

          Selling, general and administrative expenses consist primarily of salaries and related employee benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses were $12.31 million in 1997, compared to

$10.66 million in 1996. Selling, general, and administrative expenses in 1997 increased $1.64 million or 15.4%, compared to 1996. The increase was due to administrative costs associated with the acquisition of American Containment, Inc., acquired in July, 1996, as well as increased litigation expenses.

          Selling, general and administrative expenses increased $403,000, or 3.9%, in 1996, as compared to 1995, which was primarily attributable to an increase in selling and administrative expenses related to the acquisition of American Containment, Inc. and additional corporate personnel.

          The change in selling, general and administrative expenses as a percentage of net sales to 27.0% in 1997, from 28.3% in 1996 and 26.3% in 1995, resulted primarily from selling, general and administrative expenses being spread over a larger volume of sales in 1997 and, in 1996, from increased selling, general and administrative expenses as a result of the acquisition of American Containment, Inc.

          Research and development expenses are included in the general expense category and were approximately $527,000, $786,000 and $760,000, in 1997, 1996 and 1995, respectively.

          Amortization of Intangibles

          Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents and licenses (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

          Interest Expense

          Interest expense was $627,000, $362,000 and $146,000 in 1997, 1996 and
1995, respectively. The increase of $265,000 from 1996 to 1997 was due to increased borrowings under the Company's line of credit sufficient to permit the purchase and installation of a new manufacturing line for primary pipe at the Company's Oaks, Pennsylvania facility, as well as from increased cash used for warranty work.

          The increase in interest expense of $216,000 in 1996 compared to 1995 was due to an increase in debt used to acquire American Containment, Inc. and an increase in the Company's line of credit activity for, among others, warranty charges related to the Enviroflex pipe.

          Other

          The Company incurred non-recurring transaction expenses, consisting primarily of legal fees, special committee and board fees and related expenses relating to offers made by Danaher

Corporation, certain members of management and others to acquire the outstanding common stock of the Company during 1995.

          Income Taxes

          Income tax expense (benefit) was ($7.11 million), $762,000 and ($1.11 million) in 1997, 1996 and 1995, respectively. The fluctuation in income tax expense (benefit) during the three-year period was primarily due to changes in the Company's income before income taxes. The Company recorded deferred income tax assets of approximately $7.42 million and $1.70 million in 1997 and 1996, respectively, resulting from future tax benefits related to future deductibility of warranty expense referred to above. See Note 10 of Notes to Consolidated Financial Statements appearing elsewhere herein for additional information concerning variations in the customary relationship between income before income tax expense (benefit) and income tax expense (benefit).

          Net Income

          The Company's net loss was ($12.36) million in 1997, as compared to net income of $398,000 in 1996, and a net loss of ($2.25) million in 1995. The decrease in net income in 1997 compared to 1996 was due primarily to a $20.4 million charge to earnings to increase the Company's warranty reserve, as well as charges associated with licensing of certain patented technology.

          The increase in net income in 1996, as compared to 1995, resulted from an additional warranty charge of $7.50 million in 1995, and non-recurring transaction expense. This was partially offset by a decrease in gross margin due to, among other things, increased customer discounts and costs of certain purchased materials.

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

          Inflation

          Management does not believe that inflation has had a material impact upon results of operations during the years ended December 31, 1997, 1996 or 1995.

          Recent Accounting Pronouncements.

          On December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 eliminates the primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings. Basic earnings per share excludes the dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings per share takes into account the potential dilution that could occur if securities and other contracts to issue common stock were exercised and converted into common stock. Prior periods income
(loss) per share calculations have been restated to reflect the adoption of SFAS No. 128.

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 is not expected to have a material impact on the Corporation's financial position or results of operations.

          In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have any impact on the Corporation's financial position or results of operations.

          Year 2000 Disclosure

          Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $250,000.

          Financial Condition; Liquidity and Capital Resources

          The Company had working capital of $1.13 million at December 31, 1997, compared to $8.26 million in 1996 and $8.22 million at December 31, 1995.

          The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $6 million unsecured line of credit facility with a commercial bank. Amounts borrowed under this line of credit bear interest at the bank's national commercial rate (8.5% at December 31, 1997). At December 31, 1997, the Company owed $3.20 million under the line of credit. In addition, the Company has a $1.06 million secured credit facility with the commercial bank for expansion purposes. At December 31, 1997, the Company has borrowed $808,000 under this facility.

          In 1996, the Company executed a term loan with a bank for $1.0 million which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (8.625% at December 31, 1997.) and is secured by the assets of American Containment, Inc. At December 31, 1997, $733,000 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

          In 1996, the Company signed a note payable to a third party of $500,000. The note payable bears an interest rate of 8% compounded annually. At December 31, 1997, a balance of $187,500 was outstanding under the note payable. The note requires the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

          In 1995, the Company executed a term loan with a bank for $1.60 million which is required to be used exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (8.625% at December 31, 1997) and is secured by all equipment financed thereunder. At December 31, 1997 and 1996, $1.20 million and $1.29 million, respectively, were outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

          In February, 1998, the Bank committed, subject, among other things, to negotiation of definitive loan documentation, to extend a new $10 million credit facility to the Company. The loan would be secured by essentially all of the Company's assets. Under the facility the Company would be entitled to borrow, repay and reborrow an amount equal to the sum of 80% of "eligible receivables" (to be defined in the definitive loan documents) and 25%-35% of the value of "eligible inventory" (to be defined in the definitive loan documentation), not to exceed $10 million.

The loan would bear interest at the lender's prime rate plus 1/2%. The facility would be subject to a number of covenants which have yet to be negotiated, plus other usual terms and conditions.

          The Company invested $2.20 million, $1.91 million and $2.12 million in capital equipment and leasehold improvements in 1997, 1996 and 1995, respectively. The purchase of product molds and tooling constituted $501,000, $737,000 and $992,000 of these capital expenditures in 1997, 1996, and 1995, respectively. Total capital expenditures during 1998 are expected to be approximately $1.17 million. Also, the Company is evaluating an additional expansion of its manufacturing line which would cost about $1.2 million. The Company intends to use its cash flow from operations and, to the extent necessary, its working capital line of credit and term loans to fund its 1998 capital expenditures.

          Because the Company does not discharge a significant amount of material into the environment, the Company does not anticipate that it will incur any material costs or expenses in complying with federal, state and local environmental laws or otherwise relating to the protection of the environment. The Company does not anticipate that it will incur material costs and expenses for research and development necessary to modify its existing product lines to comply with changes in such laws and could, under certain circumstances, become liable with respect to the discharge of materials into the environment that results from a defect in a product.

          The Company believes that its presently available funds, together with cash flow expected to be generated from operations and amounts available under its commitments from its commercial bank, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

          On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual preferred stock at $10,000, cash, per share, or $4 million in the aggregate. (See note 14 to "Notes to Financial Statements").

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders,
Total Containment, Inc.

We have audited the consolidated balance sheet of Total Containment, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We also audited the adjustments to shares and earnings per share data for 1996 and 1995 due to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" as discussed in Note 8. In our opinion such adjustments are appropriate and have been properly applied. The consolidated financial statements of Total Containment, Inc. and Subsidiaries for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated March 7, 1997, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Containment, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 12, 1998 (except for Note 14 as to which the date is March 17, 1998)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
and Board of Directors of
Total Containment, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Total Containment, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Total Containment, Inc. for any period subsequent to December 31, 1996.


Price Waterhouse LLP


Philadelphia, Pennsylvania
March 7, 1997

                            TOTAL CONTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


                                                              DECEMBER 31,
                                                        ------------------------
                                                           1996          1997
                                                        -----------  -----------
                 ASSETS
Current assets:
  Cash and cash equivalents...........................  $   616,015  $   612,119
  Accounts receivable, net of allowance for
    doubtful accounts of $50,000 and $200,000
    for 1996 and 1997, respectively...................    7,452,901    7,887,074
  Inventories.........................................    7,248,293    7,305,643
  Deferred income taxes...............................      576,983    3,114,165
  Prepaid royalties...................................      438,000           --
  Other current assets................................    2,662,049    2,276,818
                                                        -----------  -----------
     Total current assets ............................   18,994,241   21,195,819

  Molds and tooling costs, net........................    1,362,112      986,612
  Property and equipment, net.........................    2,511,301    3,870,524
  Prepaid royalties...................................      207,747           --
  Patents, patent rights and licenses, net............    5,155,124    4,292,630
  Goodwill, net.......................................    5,544,521    5,379,359
  Deferred income taxes...............................    1,123,638    4,305,894
  Other assets........................................       66,585       15,956
                                                        -----------  -----------
                                                        $34,965,269  $40,046,794
                                                        ===========  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit borrowings ..........................  $ 3,677,000  $ 3,197,000
  Current portion of long-term debt...................      770,012      743,512
  Accounts payable, trade and accrued expenses .......    5,125,582    6,019,265
  Other payable.......................................           --    4,020,481
  Warranty reserve - current..........................    1,160,604    6,087,565
                                                        -----------  -----------
     Total current liabilities .......................   10,733,198   20,067,823

Long-term debt........................................    1,894,082    2,305,282
Non-current warranty..................................    3,322,410   11,233,833
                                                        -----------  -----------
     Total liabilities ...............................   15,949,690   33,606,938
                                                        -----------  -----------
Commitments and contingencies.........................           --           --
Stockholders' equity:
  Preferred stock - $.01 par value; authorized
    1,000 shares; none issued and outstanding.........           --           --
  Common stock - $.01 par value; authorized
    20,000,000 shares; 4,641,600 shares issued
    and outstanding...................................       46,416       46,416
  Capital in excess of par value .....................   13,728,778   13,728,778
  Retained earnings...................................    5,216,846   (7,139,358)
  Equity adjustment from foreign currency
    translation.......................................       23,539     (195,980)
                                                        -----------  -----------
    Total stockholders' equity .......................   19,015,579    6,439,856
                                                        -----------  -----------
                                                        $34,965,269  $40,046,794
                                                        ===========  ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                            TOTAL CONTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

YEAR ENDED DECEMBER 31,
                                                1995          1996          1997
                                         -----------   -----------   -----------
Net sales..............................  $39,068,990   $37,730,009   $ 45,648,699
Cost of sales (excluding warranty
 expense)..............................   23,058,278    24,288,535     30,697,518
                                         -----------   -----------   ------------
                                          16,010,712    13,441,474     14,951,181
Warranty expense.......................    8,073,005       746,792     18,596,329
                                         -----------   -----------   ------------
Gross profit (loss)....................    7,937,707    12,694,682     (3,645,148)

Selling, general and administrative....   10,261,950    10,664,161     12,307,515
Amortization of patents, licenses and
 goodwill..............................      482,803       508,309        521,077
Loss on write-off of patent............           --            --        564,684
Other operating expense................           --            --      1,800,000
                                         -----------   -----------   ------------
Income (loss) from operations..........   (2,807,046)    1,522,212    (18,838,424)
 Interest expense......................     (145,979)     (362,437)      (626,575)
 Other expense.........................     (407,133)           --             --
                                         -----------   -----------   ------------
Income (loss) before income taxes......   (3,360,158)    1,159,775    (19,464,999)
Income tax expense (benefit)...........   (1,112,121)      761,565     (7,108,795)
                                         -----------   -----------   ------------
Net income (loss)......................  $(2,248,037)  $   398,210   $(12,356,204)
                                         ===========   ===========   ============
Per share data:
 Earnings (loss) per common share -
  basic................................        $(.48)         $.09         $(2.66)
                                         ===========   ===========   ============
 Earnings (loss) per common share
  assuming dilution....................         (.48)         $.08         $(2.66)
                                         ===========   ===========   ============
Weighted average shares used in com-
  putation of earnings (loss) per
  common share.........................    4,641,600     4,641,600      4,641,600
                                         ===========   ===========   ============

                 The accompanying notes are an integral part of
                          these financial statements.

                            TOTAL CONTAINMENT, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                EQUITY
                                                                ADJUSTMENT
                                                  CAPITAL       FROM FOREIGN
                                      COMMON      IN EXCESS     RETAINED      CURRENCY
                                      STOCK       OF PAR VALUE  EARNINGS      TRANSLATION   TOTAL
                                      ----------  ------------  -----------   -----------   -----------
January 1, 1995.....................     $46,416   $13,728,778  $ 7,066,673   $   (37,537)  $20,804,330
Net loss............................                             (2,248,037)   (2,248,037)
Equity adjustment from foreign
 currency translation...............                                               59,212        59,212
                                      ----------  ------------  -----------   -----------   -----------
December 31, 1995...................      46,416    13,728,778    4,818,636        21,675    18,615,505
Net Income..........................                                398,210                     398,210
Equity adjustment from foreign
 currency translation...............                                                1,864         1,864
                                      ----------  ------------  -----------   -----------   -----------
December 31, 1996...................      46,416    13,728,778    5,216,846        23,539    19,015,579
Net loss............................                            (12,356,204)                (12,356,204)
Equity adjustment from foreign
 currency translation...............                                             (219,519)     (219,519)
                                      ----------  ------------  -----------   -----------   -----------
December 31, 1997...................     $46,416   $13,728,778  $(7,139,358)  $  (195,980)  $ 6,439,856
                                      ==========   ===========  ===========   ===========   ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                            TOTAL CONTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

YEAR ENDED DECEMBER 31,
                                                 1995          1996           1997
                                          -----------   -----------   ------------
Cash flows from operation activities:
 Net income (loss)......................  $(2,248,037)  $   398,210   $(12,356,204)

 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization.........    1,472,333     1,566,294      1,744,418
  Loss on write-off of patent...........           --            --        564,684
  Change in assets and liabilities:
   Accounts receivable..................    1,042,693      (813,202)      (561,500)
   Inventories..........................   (1,123,495)   (1,219,947)      (158,721)
   Other assets.........................       (5,675)   (1,494,063)     1,081,230
   Deferred taxes.......................   (2,495,144)    1,516,445     (5,719,438)
   Accounts payable, trade and
    accrued expenses....................       27,243     2,043,716        987,414
   Other payable........................           --            --      4,020,481
   Income taxes payable.................     (442,296)           --             --
   Warranty reserve.....................    6,464,653    (3,788,542)    12,855,711
                                          -----------   -----------   ------------
    Net cash provided by (used for)
     operating activities...............    2,692,275    (1,791,089)     2,458,075
                                          ===========   ===========   ============

Cash flows from investing activities:
 Purchase of molds and tooling..........     (991,990)     (736,761)      (500,688)
 Purchase of property and equipment.....   (1,123,726)   (1,176,778)    (1,699,212)
 Patent costs and license fees..........     (350,634)     (484,039)       (67,744)
 Purchase of net assets of ACI..........           --    (1,000,000)            --
                                          -----------   -----------   ------------
    Net cash used for investing
     activities.........................   (2,466,350)   (3,397,578)    (2,267,644)
                                          ===========   ===========   ============

Cash flows from financing activities:
 Borrowings on long-term debt...........      654,214     2,219,050      1,154,712
 Payments on long-term debt.............           --      (209,170)      (770,012)
 Net borrowings (payments) under line
  of credit.............................     (733,873)    3,426,000       (480,000)
                                          -----------   -----------   ------------
  Net cash provided by (used for)
   financing activities.................      (79,659)    5,435,880        (95,300)
                                          -----------   -----------   ------------
Effect of foreign currency exchange
 rate...................................        9,246         1,864        (99,027)
                                          -----------   -----------   ------------
Net increase (decrease).................      155,512       249,077         (3,896)
Cash and cash equivalents at beginning
 of year................................      181,006       336,518        616,015
                                          -----------   -----------   ------------
Cash and cash equivalents from ACI
 acquisition............................           --        30,420

Cash and cash equivalents at end of
 year...................................  $   336,518   $   616,015   $    612,119
                                          ===========   ===========   ============
Supplemental cash flow information:
 Interest paid..........................  $   147,888   $   391,561        626,575
 Income taxes paid......................    1,959,971        75,604             --

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCI Environment NV/SA (TCI-NV), Rene Morin, Inc. and American Containment, Inc. (acquired in
1996). All significant intercompany balances and transactions have been eliminated in consolidation.

     On July 11, 1996, the Company purchased all of the assets and certain liabilities of American Containment, Inc., a manufacturer and installer of fiberglass tank and dispenser sumps. This transaction was accounted for under the purchase method of accounting. The results of operations of American Containment, Inc. are reflected in the Company's consolidated statement of operations from July 11, 1996 to December 31, 1996. Goodwill associated with this purchase will be amortized over approximately forty years. 1996 pro forma (unaudited) revenues, net income, and earnings per share would be approximately $39,530,000, $517,470, and $.11, respectively, if the operating results of American Containment, Inc. were included in the operations of the Company for the entire year. The pro forma results in 1995 would not have been materially different had American Containment, Inc. been included in the financial results of the Company.

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

     Property and equipment. Property and equipment are valued at cost. Depreciation is computed on a straight-line basis over the useful lives of the assets.

     Patents, patent rights and licenses. The Company capitalizes costs of acquired patents, and other costs related to obtaining and maintaining patents. Patents, patent rights and licenses are being amortized on a straight-line basis over the estimated lives of the patents and licenses which range from 13 to 17 years. Amortization expense aggregated $326,757, $347,381 and $365,554 for 1995, 1996 and 1997, respectively. A patent was written off in the third quarter of 1997 for a product line that was discontinued with a value of $564,684. Accumulated amortization was $1,276,350 and $1,641,904 at December 31, 1996 and 1997, respectively.

     Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets, and is being amortized over forty years. Goodwill amortization approximated $155,843, $160,928 and $166,009 for 1995, 1996 and 1997, respectively. Accumulated goodwill amortization was $1,102,108 and $1,268,117 at December 31, 1996 and 1997, respectively.

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

     Warranty reserve. The Company's Tank Jacket and Pipe Jacket product lines carry a warranty of one year for workmanship and materials. The Enviroflex product line carries a ten year warranty for workmanship and materials. The Tank Jacket product line also carries a thirty year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other products liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

     As the result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at over 3,000 sites. The deterioration results from a microbiological fungus which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has and will sustain to replace such pipe, as well as other damages (See Note 11).

     During 1995, the Company increased its warranty reserve through a charge to expense of approximately $7.5 million to cover its then expected estimate of warranty claims associated with the pipe discussed above.

     Income taxes. The Company uses the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts for financial statement purposes and the tax bases of assets and liabilities. Income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 were ($1,112,121), $761,565 and benefit of
$(7,108,795), respectively. The variance from 1997 to 1996 and 1996 to 1995 was due to the change in the Company's income before income taxes. The income tax benefit derived principally from the future deductibility of warranty expense recognized for financial statement purposes in 1997 has been established as a deferred tax asset in the amount of $7,420,059 and is segmented into current and long term based upon projections as to the tax period in which the Company will receive these benefits. The valuation allowance relating to the state net operating loss carryforward component of deferred tax asset was $159,687 at December 31, 1996 and $275,465 at December 31, 1997.

     The Company's foreign subsidiary has undistributed retained earnings of $1,138,192 and $1,232,186 at December 31, 1996 and 1997, respectively. Because a substantial portion of these earnings has been reinvested in working capital and the remainder is not expected to be remitted to the Company, U.S. income and foreign withholding taxes have not been provided on these unremitted earnings.


     Other expenses. The other expense in 1997 of $1.8 million was associated with the legal settlement regarding licensing of certain patented technology.

     During 1995, the Company incurred non-recurring transaction expenses, consisting primarily of legal fees and special committee and board fees and expenses, of $407,000 related to negotiations with a third party and certain members of management in connection with attempts to acquire the Company. In August, 1995, the Company announced the acquisition negotiations had been terminated and expensed all costs associated with those failed acquisition attempts.

     Revenue recognition. Sales are recorded upon shipment. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

     Earnings (loss) per share. On December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 eliminates the primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings. Basic earnings per share excludes the dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings per share takes into account the potential dilution that could occur if securities and other contracts to issue common stock were exercised and converted into common stock. Prior periods income (loss) per share calculations have been restated to reflect the adoption of SFAS No. 128.

     Advertising Cost.  The Company expenses advertising costs as incurred.

     Research and Development. Research and Development cost, which are expensed by the Company as incurred were $760,000, $786,000 and $527,000 in 1995, 1996, and 1997, respectively.

     New Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 is not expected to have a material impact on the Corporation's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods beginning after December 15, 1997.
The adoption of SFAS 131 will have no impact on the Corporation's financial position or results of operations.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are subject to change include the warranty reserve and deferred tax assets.

3.   INVENTORIES

     Inventories consist of the following:

                                                                      December 31,
                                                               -------------------------
                                                                  1996          1997
                                                                  ----          ----
Raw materials.....................................              $   502,954   $   516,042
Finished goods....................................                6,745,339     6,789,601
                                                                -----------   -----------
                                                                $ 7,248,293   $ 7,305,643
                                                                ===========   ===========

4.                                                  MOLDS AND TOOLING COSTS

  Molds and tooling costs include the following:

                                            Useful
                                            Lives                     December 31,
                                            -------             -------------------------
                                                                       1996          1997
                                                                -----------   -----------

Molds and tooling costs ..................  3 years             $ 3,928,475   $ 4,418,081
Less - accumulated
 amortization.....................................               (2,566,363)   (3,431,469)
                                                                -----------   -----------
                                                                $ 1,362,112   $   986,612
                                                                ===========   ===========

     Amortization expense of molds and tooling costs was $781,300, $772,536 and $865,106 for the years ended December 31, 1995, 1996 and 1997, respectively.

5.    PROPERTY AND EQUIPMENT

     Property and equipment include the following:

                           Useful
                           Lives               December 31,
                           -------      -------------------------
                                            1996          1997
                                        ------------  ------------
Furniture, fixtures and
  office equipment ......  3-5 years    $   542,459   $   568,397
Equipment ............... 5-10 years      2,510,165     3,781,410
Leasehold improvements .. lease term        472,764       674,874
                                        -----------   -----------
                                          3,525,388     5,024,681
Less - Accumulated depreciation.......   (1,014,087)   (1,154,157)
                                        -----------   -----------
                                        $ 2,511,301   $ 3,870,524
                                        ===========   ===========

     Depreciation expense on property and equipment was $243,998, $285,447 and $322,640 for the years ended December 31, 1995, 1996 and 1997, respectively. Fully depreciated assets of $196,284 were removed from both the fixed asset and accumulated depreciation account in 1997.

6.   LONG-TERM DEBT

     Term Loans. In 1995, the Company executed a term loan agreement with a bank for $1,600,000 which was used exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (8.625% at December 31, 1997) and is secured by all equipment financed thereunder. At December 31, 1996 and 1997, $1,293,264 and $1,200,000
respectively were outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

     In 1996, the Company executed a term loan with a bank for $1,000,000 which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (8.625% at December 31, 1997.) and is secured by the assets of American Containment, Inc. At December 31, 1996 and 1997, $933,329 and $733,317 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

     In 1996, the Company signed a note payable to a third party of $500,000. The note payable bears an interest rate of 8% compounded annually. At December 31, 1997, the balance of $187,500 was outstanding under this note payable. The note requires the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

     In 1997, the Company borrowed under a term loan credit availability to acquire equipment related to a new pipe manufacturing line. The term loan bears interest at the bank's national commercial rate plus .125% (8.625% at December 31, 1997) and is secured by all equipment financed thereunder. At

December 31, 1997, a balance of $807,977 was outstanding under the term loan.

     In 1996, Rene Morin, Inc. borrowed under a term loan for manufacturing equipment. The term loan bears interest at 9.5%. At December 31, 1997, a balance of $120,000 was outstanding.

     Aggregate maturities of the borrowings is as follows:

          1998 ........................................   743,512
          1999 ........................................   556,012
          2000 ........................................   556,012
          2001 ........................................   385,281
          2002 ........................................         0
          Thereafter ..................................   807,977
                                                        ---------

                                                        3,048,794
                                                        =========

7.   LINE OF CREDIT

     The Company has a line of credit agreement with a bank which provides for borrowings up to an aggregate limit of $6,000,000. Advances under the line of credit bear interest at the bank's national commercial rate (8.5% at December 31, 1997) and are unsecured. At December 31, 1997, $3,197,000 was outstanding under the line of credit.

     Interest expense on borrowings under the line of credit was $144,000, $195,337 and $353,796 in 1995, 1996 and 1997, respectively.

8.   EARNINGS (LOSS) PER SHARE

     The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                            ----------------------------------------
                                               INCOME         SHARES      PER-SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -------------  -------------  ----------
(Loss) before accounting change          ($12,356,204)
                                         =============
BASIC EPS
Income available to common stockholders  ($12,356,204)        4,641,600      ($2.66)
                                                                             =======
EFFECT OF DILUTIVE SECURITIES
Options                                               --         15,147          --
                                            ------------   ------------   ---------
 DILUTED EPS
Income available to common stockholders
plus assumed conversions                    ($12,356,204)     4,656,747      ($2.66)
                                            ============   ============   =========

     Options to purchase 480,000 shares of common stock at a range of $2.75 to $9.50 a share were outstanding during the year.

They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from January 16, 1999 to August 7, 2002, were still outstanding at December 31, 1997.

                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                           --------------------------------------
                                              INCOME        SHARES      PER-SHARE
                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                                           ------------  -------------  ---------
Income before accounting change               $398,210
                                           ===========

BASIC EPS
Income available to common stockholders       $398,210      4,641,600       $0.09
                                                                        =========

EFFECT OF DILUTIVE SECURITIES
Options                                             --         67,538          --
                                           -----------   ------------   ---------

DILUTED EPS
Income available to common stockholders
plus assumed conversions                      $398,210      4,709,138       $0.08
                                           ===========   ============   =========

     Options to purchase 180,000 shares of common stock at a range of $3.50 to $9.50 a share were outstanding during the year. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from January 16, 1999 to July 10, 2001, were still outstanding at December 31, 1997.

                                              FOR THE YEAR ENDED DECEMBER 31, 1995
                                            ----------------------------------------
                                               INCOME         SHARES      PER-SHARE
                                             (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -------------  -------------  ----------
(Loss) before accounting change             ($ 2,248,037)
                                            ------------   ------------   ---------
BASIC EPS
(Loss) available to common stockholders     ($ 2,248,037)     4,641,600      ($0.48)
                                                                              =====
EFFECT OF DILUTIVE SECURITIES
Options                                               --             --          --
                                            ------------   ------------   ---------

DILUTED EPS
(Loss) available to common stockholders
plus assumed conversions                    ($ 2,248,037)     4,641,600      ($0.48)
                                            ============   ============   =========

     Options to purchase 205,000 shares of common stock at $9.50 a share were outstanding during the year. They were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. 130,000 options, which expire on January 16, 1999, were still outstanding at December 31, 1997.

9.   STOCK OPTION PLAN

     At December 31, 1997, the Company had two stock option plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

     On January 16, 1994, the Stockholders of the Company approved a Stock Compensation Plan (the "Plan"). The Plan authorizes the issuance of up to 400,000 shares of the common stock to key employees of the Company and its subsidiaries. The number of shares authorized for issuance under the Plan, and the outstanding awards granted under the Plan, are subject to adjustment in the event of stock dividends, stock splits and similar transactions. Awards may be granted in the form of nonqualified stock options, incentive stock options, stock appreciation rights, performance units and restricted stock. The options granted under the Plan are restricted and unvested at the date of grant. Stock options are issued at prices equal to the market price at the date of grant.
The stock options have a vesting period of five years from the date of issuance.

     On February 27, 1997, the Board of Directors of the Company approved and adopted the 1997 Stock Compensation Plan, subject to stockholder approval obtained on April 11, 1997. The 1997 Plan authorizes the issuance of up to an additional 400,000 shares of Common Stock to employees of the Company and its subsidiaries. The 1997 plan is substantially identical to the 1994 plan. Options to acquire 440,000 shares were outstanding under the 1997 plan at December 31, 1997.

     On August 28, 1996, the Company granted to its current Chief Executive Officer, in connection with his employment, incentive stock options of the Company to purchase 225,000 shares. The options have a term of five years from the date of grant. The stock options have a vesting period of three years from the date of issuance, beginning one year from the date of grant. The options granted to the Chief Executive Officer were not issued under the 1994 Plan. In August, 1997, following the approval of an additional 400,000 option allotment under the 1997 Plan, the 1996 options granted to the Chief Executive Officer which were not issued under the Plans were subsequently incorporated into the 1997 Plan without any change in terms.

     Had compensation cost for the plan year been determined based on the fair value of options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation", the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below.

                                             1997       1996         1995
                                     ------------   --------  -----------
Net Income (loss) ... as reported    $(12,356,204)  $398,210  $(2,248,037)
                      pro forma      $(12,584,174)  $139,880  $(2,358,327)

Basic earnings (loss)
  per share ......... as reported    $      (2.66)  $    .09  $      (.48)
                      pro forma      $      (2.71)  $    .03  $      (.51)

Diluted earnings (loss)
  per share ......... as reported    $      (2.66)  $    .08  $      (.48)
                      pro forma      $      (2.71)  $    .03  $      (.51)


     These pro forma amounts may not be representative of future disclosure because they do not take into effect the pro forma compensation expense related to grants before 1995.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996 respectively; no dividend yield for all years; expected volatility of 32.00% and 61.63%; risk-free interest rate of 6.11%, and 6.79%; and expected lives of 10 years for all years for options under the Plan, and five years for options granted to the Chief Executive Officer.

     A summary of the status of the Company's option plans as of December 31, 1997, and changes for the three years then ended was as follows:

                              1997                1996               1995
                       ------------------  ------------------  -------------------
                                Weighted            Weighted             Weighted
                                Average             Average              Average
                       Number   Exercise   Number   Exercise   Number    Exercise
                       of       Price Per  of       Price Per  of        Price Per
                       Shares   Share      Shares   Share      Shares    Share
                       -------  ---------  -------  ---------  --------  ---------
Outstanding at
  beginning of year    595,000      $4.20  205,000      $9.50   205,000      $9.50

Options granted         70,000       2.70  480,000      $2.77        -          -

Options exercised           -          -        -          -         -          -

Options forfeited           -          -    90,000      $8.33        -          -
                       -------  ---------  -------  ---------  --------  ---------
Outstanding at
 end of year           665,000      $4.10  595,000      $4.24   205,000      $9.50
                       =======  =========  =======  =========  ========  =========
Options exercisable
 at year end           201,000      $5.41   52,000      $9.50    41,000      $9.50
                       -------  ---------  -------  ---------  --------  ---------
Weighted average
 fair value of
 options granted
 during the year                    $1.53               $2.54                $2.69


     The following information applies to options outstanding at December 31, 1997:

Number outstanding..............................            665,000
Range of exercise prices........................     $2.50 to $9.50
Weighted average exercise price.................              $4.10
Weighted average remaining contractual life ....   2 years 6 months

     The following table summarizes information about non-qualified stock options at December 31, 1997:

                                   Options Outstanding                         Options Exercisable
                    ------------------------------------------------      -----------------------------
                       Number           Weighted                            Number
                    Outstanding          Average           Weighted       Exercisable        Weighted
Range of                 at             Remaining           Average           at              Average
Exercise            December 31,       Contractual         Exercise       December 31,       Exercise
 Prices                 1997              Life              Price             1997             Price
--------            ------------      -------------      -----------      ------------      -----------
$2.50 to
$3.75               535,000           2 yr. 10 ms.             $2.79           123,000            $2.82

$9.50 to
$14.25              130,000           1 yr.                    $9.50            78,000            $9.50

10.   INCOME TAXES

           The provision for income taxes consists of the following:

                                          Year ended December 31,
                                     1995          1996          1997
                                 -----------   ------------   -----------
Currently payable:
  Federal...................     $   869,015    $(1,043,920)  $(1,390,866)
  State.....................         232,759              -    (  178,732)
  Foreign...................         281,249        289,040       180,241
Deferred....................      (2,495,144)     1,516,445    (5,719,438)
                                 -----------   ------------   -----------
                                 $(1,112,121)   $   761,565   $(7,108,795)
                                 ===========   ============   ===========

     The Company's income, as reported in the statement of operations, differs from taxable income as reported in its tax return principally due to the use of accelerated depreciation for income tax purposes, and the accrual of warranty expenses and other accruals for financial reporting purposes which are deductible for income tax purposes when paid.

     Deferred income tax expense (benefit) consists of the following:

                                                                          Year ended December 31,
                                                                   --------------------------------------
                                                                          1995         1996          1997
                                                                   -----------   ----------   -----------
Depreciation....................................................   $   (10,103)  $    4,209   $    31,633
Allowance for doubtful
  accounts......................................................                                  (58,500)
Warranty reserve................................................    (2,492,392)   1,522,413    (5,021,502)
Other reserves..................................................             -            -      (672,011)
Other...........................................................         7,351      (10,177)  $       942
                                                                   -----------   ----------   -----------
                                                                   $(2,495,144)  $1,516,445   $(5,719,438)
                                                                   ===========   ==========   ===========

   A reconciliation of income taxes with the amounts which would result from applying the U.S. statutory rate follows:

                                                                          Year ended December 31,
                                                                   --------------------------------------
                                                                          1995         1996          1997
                                                                   -----------   ----------   -----------
Tax expense (benefit) at U.S.
  statutory rate................................................  $(1,142,454)  $  394,324   $(6,618,099)
State income taxes, net of
  federal benefit...............................................     (155,239)           -      (910,592)
Excess foreign tax on foreign
  subsidiary income.............................................       38,000       36,363        35,028
Amortization of certain
  intangible assets.............................................      148,100      172,825       261,794
Increase in valuation allowance.                                            -      159,687       115,778
Other...........................................................         (528)      (1,634)        7,296
                                                                  -----------   ----------   -----------
                                                                  $(1,112,121)  $  761,565   $(7,108,795)
                                                                  ===========   ==========   ===========

   Significant components of the deferred tax balances at December 31, 1996 and 1997 are:

                                                                             December 31, 1996          December 31, 1997
                                                                          -----------------------   ------------------------
                                                                           Current     Noncurrent     Current     Noncurrent
                                                                           deferred     deferred     deferred      deferred
                                                                          ---------   -----------   ----------   -----------
Warranty reserve................................................          $ 496,260   $ 1,167,306   $2,303,873   $ 4,381,195
Accrued vacation................................................             43,598             -       43,325             -
Other reserves..................................................                  -             -      672,010             -
Allowance for doubtful
  accounts......................................................             19,500             -       78,000             -
Depreciation....................................................                  -       (43,668)           -       (75,301)
Net operating loss
  carry forward.................................................            159,687             -      275,465             -
Other...........................................................             17,625             -       16,957             -
                                                                          ---------   -----------   ----------   -----------
                                                                          $ 736,670   $ 1,123,638   $3,389,630   $ 4,305,894
Valuation
  Allowance.....................................................           (159,687)            -     (275,465)            -
                                                                          ---------   -----------   ----------   -----------
                                                                          $ 576,983   $ 1,123,638   $3,114,165   $ 4,305,894
                                                                          =========   ===========   ==========   ===========

     Realization of deferred tax assets associated with the state net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance of $275,465 against them. The valuation allowance at December 31, 1997 relates to state net operating loss carryforwards expiring through the year 2000. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings.

11.   PATENTS AND TRADEMARKS, LITIGATION AND CONTINGENCIES

     In January, 1998 the Company settled and terminated litigation with two competitors who claimed that they possessed licenses to manufacture and sell underground systems with retractability and other features covered by patents licensed to the Company. The purported licensees acknowledged that whatever license rights they had were terminated and the Company paid approximately $1.64 million to them, excluding various other expenses associated with this litigation of approximately $.16 million.

     During 1997 the Company was a party in litigation involving the owner of the patents referred to above and a third party to whom the owner of such patent proposed to transfer his business, including patent rights with respect to the retractability feature, among others, of the underground containment systems sold by the Company.

     In April, 1997 a court held that the owner of the patent was entitled to
transfer his business, including his patent rights.    The Company did not
appeal the Court's decision.

     During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus.

     In its suit, the Company requests that the Court award damages, to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims. (See "Significant Accounting Policies - Warranty Reserve.")

     A legal action was filed in the Fifth Circuit Court of the State of Hawaii on September 16, 1997 by JJR Inc., James Jasper Enterprises, Inc., and others with interests in a retail shopping center on the Island of Kauai, Hawaii, against the Company, Dayco, and Senter Petroleum, Inc. for damages allegedly resulting from the failure of the Company's Enviroflex piping system on or about August 12, 1996 at The Little Gas Shack (the "Shack"), a retail gasoline service facility supplied by Senter adjacent to the shopping center. The Complaint alleges that more than 1,800 gallons of gasoline were released onto the property occupied by the Shack and the adjacent businesses and into a nearby stream and the harbor where the shopping center was located. Although the amount sought by the plaintiffs is not specified in the Complaint, the attorney retained by the Company's insurance carrier has ascertained that the plaintiffs are seeking approximately $23 million in damages. The Company has and maintains insurance with policy limits at the time of this claim of $3 million which may respond to this claim, however, the amount claimed exceeds the liability limits. Under the Dayco Supply Agreement, Dayco is required to indemnify and hold the Company harmless from all claims and suits by third parties based upon the manufacture of Enviroflex primary pipe or the performance by Dayco of its obligations under the Agreement. Dayco, has not, as yet, agreed to honor this obligation. The Company has commenced litigation to enforce its rights against Dayco. Based upon the Company's investigation to date, the Company believes that the Enviroflex secondary containment system functioned properly to contain the overflow and was not responsible for the release, and that any loss was caused by the failure of equipment manufactured and supplied by third parties. The Company believes that plaintiff's claims are grossly excessive and intends to vigorously defend its position. The Company believes that it has no material uninsured liability in connection with this matter and that if it does, it is covered by Dayco's indemnity.

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

12.  COMMITMENTS

     Dayco Agreement. On January 1, 1993, Dayco and the Company entered into a five year supply agreement (the "Dayco Agreement") pursuant to which Dayco agreed to sell Enviroflex primary pipe exclusively to the Company for use in flexible double-wall underground piping systems and the Company agreed to purchase such pipe exclusively from Dayco. Under the Dayco Agreement, the Company has minimum purchase requirements per calendar year. The Company exceeded the minimum purchase requirements in each calendar year the Dayco Agreement has been in effect. During 1997, the Company terminated this agreement (see Note 11). Dayco has asserted that it is entitled to payment of $4,038,000 for goods, services, and freight contracted for by the Company under the Dayco Agreement. The Company has declined to pay this for the reason, among other things, that management estimates that amounts owed to the Company by Dayco exceed the amount to which Dayco claims it is entitled.

     The Company has employment agreements with certain key executives that provide severance pay benefits if there is a change in control of the Company. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by the Company or key executives. Upon a change in control, the Company shall continue to pay the key executives' salaries per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 1997 was $1,073,000.

     Lease Commitments. The Company leases its facilities, certain office equipment and vehicles under noncancelable operating leases. Total rental expense under these leases for the years ended December 31, 1995, 1996 and 1997 was approximately $265,000, $235,000 and $867,000, respectively.

     Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows:

 Year ended
December 31,
------------

    1998............................................  1,069,564
    1999............................................    582,049
    2000............................................    525,029
    2001............................................    373,711
    2002............................................    126,220
                                                     ----------
                                                      $2,673,973
                                                      ==========

13.  FOREIGN OPERATIONS AND EXPORT SALES

     Summarized financial data with respect to the operations of TCI-NV at December 31, 1996 and 1997 and for the years then ended follows:

                                                    1996         1997
                                                 -----------  -----------
Total assets...................................  $ 1,989,000  $ 2,144,000
Total liabilities..............................      786,000      912,000
                                                 -----------  -----------
Net assets.....................................  $ 1,203,000  $ 1,232,000
                                                 ===========  ===========
Net sales......................................  $ 3,761,000  $ 3,536,000
                                                 ===========  ===========
Net income.....................................  $   335,000  $   248,257
                                                 ===========  ===========

   The Company's net sales by geographic region are as follows:

    Year Ended December 31,
-----------------------------------------------------------------
                                               1995         1996         1997
                                        -----------  -----------  -----------
Net Sales:
 United States........................  $26,762,000  $25,001,000  $33,128,000
 Canada...............................    1,811,000    1,566,000    1,463,000
 Mexico, Central and

  South America.......................    4,957,000    6,028,000    6,412,000
 Europe and the Middle
  East................................    4,431,000    3,761,000    3,536,000
 Southeast Asia,
  Australia and New
  Zealand.............................    1,108,000    1,374,000    1,110,000
                                        -----------  -----------  -----------
Total.................................  $39,069,000  $37,730,000  $45,649,000
                                        ===========  ===========  ===========


14.  SUBSEQUENT EVENT

     On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual Class A Floating Rate Preferred Stock of the Company at $10,000, cash, per share (the "Preferred Stock") or $4 million in the aggregate. The perpetual Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock:
(i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

     If this transaction was enacted as of December 31, 1997, the balance sheet would have changed as follows:


                           Historical      Pro Forma       Pro Forma
                        December 31, 1997  Adjustment  December 31, 1997
                        -----------------  ----------  -----------------
Current Assets........        $21,195,819  $4,000,000        $25,195,819
Other Assets..........        $18,850,975          --        $18,850,975
                              -----------  ----------        -----------
Total Assets..........        $40,046,794  $4,000,000        $44,046,794
                              ===========  ==========        ===========

Current Liabilities           $20,067,823  $       --        $20,067,823
Other.................        $13,539,115          --        $13,539,115
                              -----------  ----------        -----------
Total Liabilities .           $33,606,938                    $33,606,938

Stockholder Equity .          $ 6,439,856  $4,000,000        $10,439,856
                              -----------  ----------        -----------

Total Liabilities &
  Equity..............        $40,046,794  $4,000,000        $44,046,794
                              ===========  ==========        ===========

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 1997,

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the Transition Period from ___________ to ___________.

                        Commission file number 0-23454.

                            TOTAL CONTAINMENT, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                         Pennsylvania                   23-2394872
               -------------------------------     -------------------
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

       422 Business Center, A130 North Drive,
              P.O. Box 939, Oaks, Pennsylvania          19546
          ----------------------------------------   ----------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (610)666-7777
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
        None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock (par value $.01 per share)
             ---------------------------------------
                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by nonaffiliates as of February 27, 1998, was $4,380,364.80.

     As of February 27, 1998 the Registrant had 4,641,600 shares of Common Stock outstanding.

     Documents incorporated by reference. Portions of the 1997 Annual Report to Stockholders of the Registrant are incorporated by reference into Part II of this Report and portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on April 17, 1998 are incorporated by reference into Part III of this Report.

     Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

     Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans of and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, underlying other statements and statements about the Company or its business.

                            TOTAL CONTAINMENT, INC.

                               TABLE OF CONTENTS

                                     PART I


ITEM 1.     BUSINESS....................................................  1

ITEM 2.     PROPERTIES..................................................  4

ITEM 3.     LEGAL PROCEEDINGS...........................................  4

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.....................................................  5

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT........................  5

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................  6

ITEM 6.     SELECTED FINANCIAL DATA.....................................  7

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................  7

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  7

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.........................  7

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT.................................................    7

ITEM 11.  EXECUTIVE COMPENSATION.....................................    7

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.............................................    7

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    7

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K........................................    8

                                     PART I

ITEM 1.   BUSINESS

     Total Containment, Inc. (the "Company") was incorporated in the State of Pennsylvania. The Company is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The Company's systems and products are used in connection with the installation of new and the retrofitting of existing underground fuel containment and distribution systems ("Fuel Containment Systems") worldwide. The principal end users of the Company's products are major oil companies and convenience stores. End users also include government bodies, utilities and other fleet vehicle operators.

     During the third quarter of 1996, the Company acquired American Containment, Inc. ("ACI"). ACI is principally engaged in the manufacture and installation of fiberglass tank and dispenser sumps used in underground piping systems. The Company acquired ACI to have a supply of quality fiberglass components in addition to an increased presence in the Western United States. The Company intends to transfer this business from ACI to the Company. During 1997, the Company caused ACI to redirect its focus solely on the custom part service business, as well as on becoming the field technical arm of the Company. The Company believes that this action will complement the Company's parts business, enhance its field level expertise and provide an additional resource to its customers.

PRINCIPAL PRODUCTS

     The principal products of the Company and their primary features are summarized in the following table:

Enviroflex   A flexible double-wall     - Double-wall construc-
              pipe for the conveyance     tion provides primary
              and secondary contain-      pipe protection and
              ment of motor vehicle       secondary containment
              fuels from underground
              storage tanks to          - Flexible
              product dispensers
                                        - No joints

                                        - UL-approved for gaso-
                                           line and gasohol

                                        - Primary pipe can be
                                          retracted for repair or
                                          replacement

                                        - Ease of installation

                                        - Thermoplastic
                                          construction

                                        - Certain features
                                          protected by patent

Sump/risers  Liquid-resistent access    - Secondary containment
             chambers made from
             fiberglass or polyethy-    - Mounted on all types of
             lene for submersible         underground storage
             pumps and other fit-         tanks
             tings attached to
             underground storage        - Provides easy above-
             tanks                        ground access to pumps
                                          and fittings

                                        - Sumps and risers can be
                                          stacked and trimmed to
                                          achieve required burial
                                          depth

Dispenser    Liquid-resistant            - Secondary containment
sumps        secondary containment
             chambers made from          - UL-approved mounting
             fiberglass or poly-           frames, brackets and
             ethylene for above            stabilizer bars
             ground fuel dispensers
                                         - Provides aboveground
                                           access to dispenser
                                           valves, joints and
                                           connectors

                                         - Polyethylene and
                                           fiberglass construction

                                         - Certain features
                                           protected by patent

Bulkhead     Specially designed fit-     - Ease of installation
fittings     tings used to seal pipe/
and          sump connections            - Thermoplastic
reducers                                   construction

                                         - Certain features
                                           protected by patent

Tank         A polyethylene jacket       - Secondary containment
Jacket       that provides secondary
             containment and corro-      - UL-approved secondary
             sion protection for           containment and corro-
             steel underground             sion protection jacket
             storage tanks
                                         - UL-approved for
                                           gasoline and gasohol

                                         - Less expensive than
                                           fiberglass tanks

                                         - Ease of transportation

                                         - Polyethylene
                                           construction

                                         - Certain features
                                           protected by patent

Pipe         A telescoping poly-         - Secondary containment
Jacket       ethylene pipe that
             provides liquid con-        - Polyethylene construc-
             veyance and corro-            tion
             sion protection for
             rigid fiberglass or         - Certain features pro-
             steel underground             tected by patent
             piping systems

SALES ACTIVITIES

     General

     The sales of the Company's principal products and the sales of each product as a percentage of total sales in 1995, 1996 and 1997 are set forth in the following table:

                      Sales and Percentages of Total Sales

                                          Year Ended December 31,
                          ------------------------------------------------------
                                1995               1996                1997
                          ----------------   ----------------   ----------------
                                (Dollars in thousands)
Enviroflex and
  other piping...         $ 18,466   47.3%   $ 16,912   44.8%   $ 19,550   42.8%
Sump/risers and
  bulkhead fit-
  tings and
  reducers.......            7,696   19.7       8,374   22.2     10,168    22.3
Dispenser sumps..            4,732   12.1       4,876   12.9      5,060    11.1
Tank Jacket.....             5,983   15.3       6,008   15.9      6,109    13.4
Pipe Jacket......              774    2.0         624    1.7        485     1.1
Installation.....               --     --          --     --      1,977     4.3
Applicator equip-
  ment and other.            1,418    3.6         936    2.5      2,300     5.0
                          --------   ----     -------   -----    -------   -----
Totals...........         $ 39,069  100.0%    $37,730   100.0%   $45,649  100.0%
                          ========  =====     =======   =====    =======   =====

     Geographic Markets

     In addition to the United States, the Company's geographic market for its products includes Canada, Mexico, Central and South America, Europe (including the EEC, Hungary and Poland), Australia, New Zealand, Southeast Asia (including Singapore, Thailand, Taiwan and Hong Kong), and the Middle East (including

Turkey and Israel). The Company's net sales to customers outside the United States in 1997, 1996 and 1995 were $12.5 million, $12.7 million and $12.3 million, respectively. The Company's principal foreign end users are the major oil companies.

     The following table sets forth, for the periods indicated, the net sales of the Company's products by geographic market area.

                      NET SALES BY GEOGRAPHIC MARKET AREA

                                         Year Ended December 31,
                                        -------------------------
                                         1995     1996     1997
                                        -------  -------  -------
                                             (In thousands)
Net Sales:
  United States.......................  $26,762  $25,001  $33,128
  Canada..............................    1,811    1,566    1,463
  Mexico, Central and South America.      4,957    6,028    6,412
  Europe and the Middle East..........    4,431    3,761    3,536
  Southeast Asia, Australia and
    New Zealand.......................    1,108    1,374    1,110
                                        -------  -------  -------
Total.................................  $39,069  $37,730  $45,649
                                        =======  =======  =======

     Information relating to foreign operating income and foreign assets is set forth in Note 13 of Notes to Consolidated Financial Statements included elsewhere herein.

PRODUCT DEVELOPMENT

     The Company is committed to a program of continuous product evaluation and continuous improvement in order to maintain the technological competitiveness of its product line. In addition, the Company is actively engaged in developing new products for traditional markets in addition to expanding into non-traditional markets.

NEW MANUFACTURING LINE

     In the fourth quarter of 1997, the Company completed the installation of a new primary pipe manufacturing line at its Oaks, Pennsylvania facility. Prior to such completion, the Company, since its inception, had purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries. See "Notes to Consolidated Financial Statements -- Warranty Reserve" and "Item 3. Legal Proceedings." With this equipment, the Company was able to redesign and significantly improve certain important features of the Enviroflex and Omniflex primary pipes. This primary pipe carries the approval of Underwriters' Laboratories.

     Also, the Company finalized the design and began producing a new pipe for use in remote fill applications. This pipe is a 4 inch corrugated composite extrusion with field attachable fittings. The Company expects that this pipe will be sold principally overseas.

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

     Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. During 1995 and 1996 the two previous fiscal years, the Company's backlog of orders averaged less than $770,000. In 1997, the backlog averaged $1.7 million. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant backlog.

COMPETITION

     The industry in which the Company operates is highly competitive and dominated by a few companies. The companies compete on several factors including product performance, service, and pricing.

     The Company's principal competitors in the market for underground piping systems (including sump risers and dispenser sumps) are divisions or subsidiaries of A. O. Smith Corporation and Ameron, Inc. both fiberglass manufacturers, as well as Environ Products, Inc., a manufacturer of flexible piping systems, and a new competitor of the Company, OPW Fueling Components ("OPW"), a division of Dover Resources, Inc. (See "Item 3 - Legal Proceedings"). Many of these companies have greater financial resources than the Company.

     The Company's primary competition for Tank Jacket are manufacturers of fiberglass, fiberglass clad, and steel tanks. Of these competing manufacturers, Fluid Containment, Inc. and Xerxes Corporation, are both fiberglass tank manufacturers.

MANUFACTURERS AND SUPPLIERS

     During the fourth quarter of 1997, the Company began manufacturing the primary pipe component of its Enviroflex and Omniflex flexible piping systems. Prior thereto, the Company purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries (See Item 3 - "Legal Proceedings"). The Company also manufacturers its Tank Jacket product, as well as molded bulkhead fittings and other seals, and fiberglass tanks and dispenser sumps.

     Ten suppliers provide the Company approximately 75% of its purchases. During 1997, the Company has entered into a written supply contract with Cleveland Tubing, Inc. (which manufactures various extruded pipes for the Company, including the Enviroflex secondary pipe). The Company does not have any written supply contracts with any other principal suppliers.

PATENTS AND TRADEMARKS, LICENSING AGREEMENTS

     The Company derives revenues from the sale of Enviroflex and Omniflex piping systems and its Tank Jacket product, certain features of which are covered by patent owned by, assigned to, or licensed to the Company. The Company relies on its intellectual property rights to protect its interest in these design features.

     The Company has the right to practice certain claims with respect to piping used in the Enviroflex and Omniflex system pursuant to an exclusive worldwide license (the "license") covered under patents owned by OPW Fueling Components Division of Dover Industries, Inc. ("OPW"), which also possesses the right to practice these claims. Under the license, the Company is obligated to pay a royalty of three percent of net sales of the Company attributable to products covered by the patents to OPW, payable quarterly, with a minimum payment of $75,000 per calendar quarter.

     On April 1, 1994 the Company paid an advance of $1.5 million against the royalties. The Company used the last of the prepaid royalties during the fourth quarter of 1997. For information relating to litigation with OPW, see "Item 3. Legal Proceedings." See also "Competition."

     The Company also relies on unpatented proprietary information to maintain and promote its commercial position.

EMPLOYEES

     As of December 31, 1997, the Company employed 257 persons, of which 17 were engaged in marketing and sales; 4 were engaged in research and development; 138 were engaged in manufacturing and assembly; 54 were engaged in field service installations; and 40 were engaged in finance, administration and management.
Of the total number of employees, 4 were located outside the United States.
None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company operates in a 125,000 square foot leased facility located in Oaks, Pennsylvania. The Company believes that the facility will accommodate its administrative and manufacturing needs for the foreseeable future.

     Rene Morin, Inc. operates from a 12,000 square foot leased facility located in Plainfield, Connecticut.

     American Containment, Inc. operates from several leased buildings, totaling approximately 10,000 square feet, located in Bakersfield, California.

     TCI Environment operates from an office located in Antwerp, Belgium. In addition, TCI Environment has warehouse space in Antwerp, Belgium.

ITEM 3.  LEGAL PROCEEDINGS

     In January, 1998 the Company settled and terminated litigation with two competitors who claimed that they possessed licenses to manufacture and sell underground systems with retractability and other features covered by patents licensed to the Company. The purported licensees acknowledged that whatever license rights they had were terminated and the Company paid $1.6 million to them.

     During 1997, the Company was a party in litigation involving the owner of the patents referred to above and a third party to whom the owner of such patents proposed to transfer his business, including patent rights with respect to the retractability feature of the underground containment systems sold by the Company.

     In April, 1997 a court held that the owner of the patents was entitled to
transfer his business, including his patent rights.    The Company did not
appeal the Court's decision.

     During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus.

     In its suit, the Company requests that the Court award damages, to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims. (See "Significant Accounting Policies - Warranty Reserve.")

     A legal action was filed in the Fifth Circuit Court of the State of Hawaii on September 16, 1997 by JJR Inc., James Jasper Enterprises, Inc., and others with interests in a retail shopping center on the Island of Kauai, Hawaii, against Company, Dayco, and Senter Petroleum, Inc. for damages allegedly resulting from the failure of Company's Enviroflex piping system on or about August 12, 1996 at The Little Gas Shack (the "Shack"), a retail gasoline service facility supplied by Senter adjacent to the shopping center. The Complaint alleges that more than 1,800 gallons of gasoline were released onto the property occupied by the Shack and the adjacent businesses and into a nearby stream and the harbor where the shopping center was located. Although the amount sought by the plaintiffs is not specified in the Compliant, the attorney retained by the Company's insurance carrier has ascertained that plaintiffs are seeking approximately $23 million in damages. The Company has and maintains insurance with policy limits at the time of this claim of $3 million which may respond to this claim, however, the amount claimed exceeds the liability limits. Under the Dayco Supply Agreement, Dayco is required to indemnify and hold the Company harmless from all claims and suits by third parties based upon the manufacture of Enviroflex primary pipe or the performance by Dayco of its obligations under the Agreement. Dayco, has not, as yet, agreed to honor this obligation. The Company has commenced litigation to enforce its rights against Dayco. Based upon the Company's investigation to date, the Company believes that the Enviroflex secondary containment system functioned properly to contain the overflow and was not responsible for the release, and that any loss was caused by the failure of equipment manufactured and supplied by third parties. The Company believes that plaintiff's claims are grossly excessive and intends to vigorously defend its position. The Company believes that it has no material uninsured liability in connection with this matter and that if it does, it is covered by Dayco's contractual indemnity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages and positions with the Company are as follows:

Name                   Age                 Position
----------------------------  ----------------------------------

Pierre Desjardins......   56  President and Chief Executive
                              Officer
Jeffrey A. Boehmer.....   32  Vice President Finance
Randolph B. Braun......   40  Vice President Sales and Marketing
David L. Gilbert.......   48  Vice President Engineering
Homer N. Holden........   61  Vice President - Research and
 Product Development
John R. Wright, Jr.....   37  Vice President Operations

     The principal occupation and business experience during the last five years of the executive officers of the Company are as follows:

     Pierre Desjardins joined the Company in September 1996 as President and Chief Executive Officer. From 1990 to 1994, he was President and Chief Executive Officer of Domtar, Inc., a publicly held Canadian pulp and paper corporation. He is currently a director for Discreet Logic, a publicly held Canadian company that develops, assembles, markets, and supports systems for creating, editing and compositing imagery and special effects for film and video, as well as Canam Manac Group, Inc., a publicly owned Canadian industrial corporation engaged in the manufacture of construction steel components and trailers in Canada, the United States, France and Mexico.

     Jeffrey A. Boehmer joined the Company as an accountant in 1987. From 1990 until 1996, Mr. Boehmer served as Operations Manager, Vice President Operations from January 1996 until June 1997, and presently Vice President Finance. Mr. Boehmer has also served as Secretary of the Company since 1994.

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

     Homer N. Holden joined the Company as Director of Research in 1990 and became Vice President - Research and Product

Development in 1992. Prior to joining the Company, from 1988 to 1990, Mr. Holden managed the Plastic Products Development Laboratory at Dayco.

     John R. Wright, Jr. joined the company in June 1997 as Vice President Operations. Prior to joining the Company, from 1982 to 1997, Mr. Wright was Director of Materials Management for Lukens, a specialty steel manufacturer. Prior responsibilities at Lukens included Corporate planning, manager, and various sales positions.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

     The Company's Common Stock (the "Common Stock") commenced trading on the Nasdaq Stock Market National Market System ("Nasdaq NMS") under the symbol TCIX on February 25, 1994, the date on which the Company completed its initial public offering (the "Offering"). Prior to the Offering there was no public market for the Common Stock. As of February 27, 1998, the Company had 17 shareholders of record and approximately 459 beneficial owners of the Common Stock. The Company has been advised by Nasdaq NMS that the Company's net tangible assets do not meet NASDAQ's criteria for continued listing on the Nasdaq NMS. On March 13, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual preferred stock at $10,000, cash, per share or $4 million in the aggregate. This $4 million equity infusion is expected to cause the Company to meet NASDAQ's listing requirements and should permit the Company to maintain its NASDAQ NMS listing over the foreseeable future.

     The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                     Sale Prices
                  ------------------   Closing
                    High      Low     Sale Price
                  --------- --------  ----------
1997
----
First Quarter...  $ 3       $ 2 3/8   $ 3
Second Quarter..    3         2 1/4     2 5/8
Third Quarter...    2 15/16   2 1/4     2 5/8
Fourth Quarter..    2 7/8     2 3/16    2 3/4

1996
----
First Quarter...  $ 5      $ 3 1/4   $ 3 5/8
Second Quarter..    3 3/4    2 1/4     3 1/2
Third Quarter...    4 1/4    1 27/32   3 1/4
Fourth Quarter..    3 1/2    2 1/4     3 3/8

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited Consolidated Financial Statements of the Company at December 31, 1996 and 1997 and for the three years ended December 31, 1997 required by this Item are included on Pages 9 through 21 of the Annual Report. No supplementary financial data is required to be included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 12, 1998, the Company engaged Grant Thornton LLP as the Company's principal accountant to audit the Company's financial statements. The Company did not consult with Grant Thornton LLP regarding any accounting matter during the two most recent fiscal years or any subsequent interim period prior to engaging Grant Thornton LLP.


     The following information is set forth in accordance with the relevant provisions of Item 304 of Regulation S-K:

Item 304(a)(1)--

     (i) On December 3, 1997, Price Waterhouse LLP resigned as the independent accountants of the Registrant.

     (ii) The reports of Price Waterhouse LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     (iii)  Not applicable.

     (iv) In connection with its audits for the two most recent fiscal years and through December 3, 1997, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make reference thereto in their report on the financial statements for such years, except as described in (A) below:

               (A) During the third quarter of 1997, the Company sustained a $20.4 million operating loss due in large measure to an $18 million warranty charge and certain other charges of $2.4 million. Based on its review of all evidence and other information available to it at September 30, 1997, the Company recorded a $6.8 million tax benefit represented by deferred tax assets which management believes are fully realizable, based on the Company's historical results of operation, management's forecast of future taxable income, and other factors. Based on procedures performed in connection with its review of the Company's unaudited financial information for the quarter ended September 30, 1997, Price Waterhouse LLP stated the Company should record a substantial valuation allowance because, in its view, the objective evidence indicated it is more likely than not that such deferred assets will not be fully realized. This matter was discussed by the Company's Audit Committee with representatives of Price Waterhouse LLP.

                    This disagreement between the Company and Price Waterhouse LLP, which occurred prior to the commencement of the 1997 year-end audit process, was not resolved at the time of Price Waterhouse LLP's resignation.

                    The Company has evaluated whether a valuation allowance is appropriate under all the facts and circumstances existing at December 31, 1997, in connection with the 1997 audit process and concluded that a valuation allowance of $275,465 is required to cover various state net operating loss carryforwards with relatively short carryforward periods. Grant Thornton LLP concurs with the Company's determination that no additional valuation allowance is required.

                    The Company is unable to quantify the amount of the required valuation allowance. A substantial valuation allowance would have reduced the Company's consolidated assets, net worth, and net income by the amount of the increase in the valuation allowance.

               (B) The Audit Committee of the Registrant's Board of Directors discussed the subject matter of the disagreement referenced above with Price Waterhouse LLP.

               (C) The Registrant has authorized Price Waterhouse LLP to respond fully to the inquiries of Grant Thornton LLP, concerning the subject matter of the disagreement referenced above.

     (v) During the two most recent fiscal years and through December 3, 1997, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 17, 1998 (the "Proxy Statement") under the heading "Election of Directors --Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive Compensation -- Additional Information Regarding Directors and Officers."

     Information regarding executive officers of the Company is presented in
Part I, Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference herein is the information appearing in the Proxy Statement under the heading "Report of the Compensation Committee on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference herein is the information appearing in the Proxy Statement under the headings "General --Principal Stockholders" and "Election of Directors -- Security Ownership of Management."

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
                                                      PAGE OF THE
                                                     ANNUAL REPORT
                                                     -------------

Reports of Independent Accountants...............          8-9
Consolidated Balance Sheets as of December 31,
  1996 and 1997..................................          10
Consolidated Statements of Operations for the
  years ended December 31, 1995, 1996 and 1997...          11
Consolidated Statements of Changes in
  Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997...............          12
Consolidated Statements of Cash Flows for the
  years ended December 31, 1995, 1996 and 1997...          13
Notes to Consolidated Financial Statements.......          14

2.  FINANCIAL STATEMENT SCHEDULES.

     A schedule setting forth the warranty reserves of the Company as of December 31, 1995, 1996 and 1997 is attached as an Appendix to this Annual Report on Form 10-K.

3.  EXHIBITS.

     The following is a list of the Exhibits required by Item 601 of Regulation S-K and incorporated by reference herein or attached as Exhibits to this Annual Report on Form 10-K.

 3.1 Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 1997.

 3.2 Bylaws of the Company incorporated herein by reference to Exhibit 3.2 to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 1997.

 3.3 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments (Exhibit 1).

 4.1 Specimen of Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4(a) to Registration Statement No. 33-70456 on Form S-1 of the Company.

10.1 Stock Compensation Plan, dated January 14, 1994, incorporated herein by reference to Exhibit 10(a) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.2 Stock Compensation Plan, dated February 27, 1997 incorporated herein by reference to Exhibit 10.2 to the Annual Report of the company on Form 10-K for the fiscal year ended December 31, 1996.*

10.3 Employment Agreement between the Company and Marc Guindon, incorporated by reference to Exhibit 10(b) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.4 Employment Agreement between the Company and Pierre Desjardins incorporated herein by reference to Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1996.*

10.5 Employment Agreement between the Company and Homer N. Holden, incorporated by reference to Exhibit 10(o) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.6 Employment Agreement between the Company and Jeffrey A. Boehmer, incorporated by reference to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 1994.*

10.7 Settlement Agreement between the Company Ameron, Inc., Environ Products, Inc., Michael C. Webb, Keith Osborne, Intelpro Corporation, and Buffalo Environmental Products Corporation, dated as of January 26, 1998. (Exhibit 2).

10.8 Secrecy Agreement, dated November 2, 1987, between the Company and Remcon Plastics, Inc., incorporated herein by reference to Exhibit 10(m) to Registration Statement No. 33-70456 on Form S-1 of the Company.

10.9 Settlement Agreement, dated December 16, 1994, between the Company and the Settlement Counterparty, incorporated by reference to Exhibit
          10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.

10.10 Release of All Claims/Settlement Agreement, dated March 5, 1996, between the Company and James Lawrence, incorporated by reference to
          Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1996.

10.11 Commitment Letter from Commercial Bank dated January 17, 1998 setting forth terms of $10 million line of credit facility.

11        Statement re: Computation of per share earnings.

16 Letter of Price Waterhouse re: Change in Certifying Accountant, incorporated by reference to Exhibit 16 to the Current Report on Form 8-K/A of the Company dated December 15, 1997.

21        Subsidiaries of the Company.

27        Financial Data Schedule (December 31, 1997).

27.2      Financial Data Schedule (December 31, 1996).

27.3      Financial Data Schedule (December 31, 1995).
___________________

* Denotes compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1997:

     (a) The Company's Current Report on Form 8-K, File No. 000-23454, as filed with the Securities and Exchange Commission on December 10, 1997, and any amendments thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Total Containment, Inc.
                              (Registrant)

                              /s/ Pierre Desjardins
                              -----------------------------------
                              Pierre Desjardins,
                              President and Chief Executive Officer

Dated:   February 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title               Date

/s/ Pierre Desjardins        President and Chief    February 27, 1998
---------------------------
Pierre Desjardins            Executive Officer

/s/ Jeffrey A. Boehmer       Vice President         March 9, 1998
---------------------------
Jeffrey A. Boehmer           Finance and
                             Secretary (Principal
                             Financial Officer)

/s/ Marc Guindon             Director               March 13, 1998
---------------------------
Marc Guindon

/s/ Jean-Claude Arpin        Director               March 4, 1998
---------------------------
Jean-Claude Arpin

/s/ Marcel Dutil             Director               March 4, 1998
---------------------------
Marcel Dutil

/s/ Paul Gobeil              Director               March 4, 1998
---------------------------
Paul Gobeil

/s/ Nycole Pageau-Goyette    Director               March 8, 1998
---------------------------
Nycole Pageau-Goyette

/s/ Bernard Gouin            Director               March 4, 1998
---------------------------
Bernard Gouin

/s/ Charles Frey, Sr.        Director               March 10, 1998
---------------------------
Charles Frey, Sr.


                                              Schedule VIII


                            TOTAL CONTAINMENT, INC.

                                    RESERVES

                        DECEMBER 31, 1995, 1996 AND 1997


                                      Balance at  Charged to                    Balance
                                      beginning   cost and                      at end
                                      of period   expenses        Deductions    of period
                                      ----------  -----------     -----------   -----------
Warranty Reserve December 31, 1995    $1,803,925  $ 8,073,005(1)  $(1,605,374)  $ 8,271,556
                 December 31, 1996    $8,271,556  $ 2,877,806(2)  $(6,666,348)  $ 4,483,014
                 December 31, 1997    $4,483,014  $18,596,329(3)  $(5,757,945)  $17,321,398

___________________

(1)  Includes pipe warranty of $7,500,000 (See Notes 2 and 10).

(2)  Includes Dayco receivable for replacement materials (See Note 10).

(3)  Includes pipe warranty of $17,200,000 (See Notes 2 and 10).