Form 10-K/A
period 1997-12-31
TOTAL CONTAINMENT INC
filed 1998-03-25
CIK 913666

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders,
Total Containment, Inc.

We have audited the consolidated balance sheet of Total Containment, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We also audited the adjustments to shares and earnings per share data for 1996 and 1995 due to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" as discussed in Note 8. In our opinion such adjustments are appropriate and have been properly applied.

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

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Containment, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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
                              ===========  ==========        ===========

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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