Form 10-Q
period 1998-03-31
TOTAL CONTAINMENT INC
filed 1998-05-11
CIK 913666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1998

OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ___________________________ to
_________________________.


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

Yes       X     No


APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,641,600 shares of Common Stock, par value $0.01 per share were outstanding at April 30, 1998.

                            Total Containment, Inc.

                                     Index

                                                            Page


Part I.     Financial Information

     Item 1.     Financial Statements (Unaudited)


     Condensed Consolidated Balance Sheet -
     December 31, 1997 and March 31, 1998                    3

     Condensed Consolidated Statement of Operations and
     Comprehensive Income (Loss) - Three months
     ended March 31, 1997 and 1998                           4

     Condensed Consolidated Statement of Cash Flows -
     Three months ended March 31, 1997 and 1998              5

     Notes to Condensed Consolidated Financial
     Statements - March 31, 1998                             6


     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                  9


Part II.  Other Information


     Item 1.     Legal Proceedings                          12

     Item 5.     Other Information                          12

     Item 6.     Exhibits and Reports on Form 8-K           12


Signatures                                                  13

Item 1.  Financial Statements

                            TOTAL CONTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                     December 31,     March 31,
                                        1997            1998
                                                     (Unaudited)

                                            (in thousands)

                                    ASSETS

Current Assets:
  Cash and cash equivalents          $   612           $   456
  Accounts receivable, net             7,887             8,944
  Inventories - Note 2                 7,306             8,603
  Deferred income taxes                3,114             3,240
  Other assets                         2,277             2,180

     Total current assets             21,196            23,423

Molds and tooling costs, net             987               835
Property and equipment, net            3,870             3,993
Patents, patent rights and
  licenses, net                        4,293             4,213
Goodwill, net                          5,379             5,340
Deferred income taxes                  4,322             3,976

Total Assets                         $40,047           $41,780
                                     =======           =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit borrowings          $ 3,197           $ 2,492
  Current portion of long-term debt      744               681
  Accounts payable, trade and
    accrued expenses                   6,019             4,955
  Other payable                        4,020             4,020
  Warranty reserve                     6,088             6,229

     Total current liabilities        20,068            18,377

Long-term debt                         2,305             2,166
Warranty reserve                      11,234            10,334

     Total liabilities                33,607            30,877

Shareholders' Equity:
  Preferred stock - $10,000 stated
    value; authorized 400 shares;
    400 shares issued and
    outstanding                          -               4,000
  Common stock - $0.01 par value;
    authorized 20,000,000 shares;
    4,641,600 shares issued and
    outstanding                           46                46
  Capital in excess of par value      13,729            13,729
  Retained earnings                   (7,139)           (6,676)
  Equity adjustment from foreign
    currency translation                (196)             (196)

     Total shareholders' equity        6,440            10,903

Total Liabilities & Shareholders'
  Equity                             $40,047           $41,780
                                     =======           =======

           See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                          Three months ended
                                              March 31,
                                           1997        1998
                                            (In thousands,
                                        except per share data)

Net sales                                 8,259       10,221
Cost of sales (excluding warranty
  provision)                              5,406        6,041

                                          2,853        4,180

Warranty Provision                          219          302

Gross profit                              2,634        3,878

Selling, general and administrative       3,088        2,856
Amortization of patents, licenses
  and goodwill                              136          119

Income (loss) from operations              (590)         903
Interest expense                            147          149

Income (loss) before income taxes          (737)         754
Income tax expense (benefit)               (295)         277

Net income (loss)                          (442)         477

Preferred stock dividends                   -             14

Net Income (loss) applicable to
  common Shareholders                      (442)         463
                                        =======      =======

Earnings (loss) per common share -
  basic and diluted                       (0.10)        0.10
                                        =======      =======

Weighted average shares and share
  used in computation of net
  income (loss) per share                 4,642        4,642
                                        =======      =======

Net income (loss)                         ($442)        $477

Other comprehensive income (loss)

  Foreign currency translation
    adjustments                           ($130)          $0

Other comprehensive income (loss)
  before taxes                            ($130)          $0

Income tax (expense) benefit on other
  comprehensive income (loss)               $51           $0

Other comprehensive income (loss)          ($79)          $0

Total Comprehensive income (loss)         ($521)        $477
                                        =======      =======

           See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                          Three months ended
                                              March 31,
                                           1997        1998
                                            (In thousands)

Cash flows from operating activities:
  Net income (loss)                        (442)        477
  Adjustment to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization         275         473
      Change in current assets and
        liabilities                        (102)     (3,089)
      Change in warranty accrual           (608)       (785)
        Net cash used for operating
          activities                    $  (877)    $(2,924)

Cash flows from investing activities:
  Purchase of property and equipment       (440)       (325)
    Net cash used for investing
      activities                           (440)       (325)

Cash flows from financing activities:
  Proceeds from the sale of preferred
    stock                                   -         4,000
  Net borrowings on long-term debt          410        (202)
  Net borrowings under line of credit       372        (705)
    Net cash provided by financing
      activities                            782       3,093

Net decrease in cash                    $  (535)    $  (156)
                                        =======     =======

           See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1997.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Realization of deferred tax assets associated with state net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance (approximately $275,000 as of December 31, 1997) against them. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not they will be realized through future taxable earnings.

      New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations.

      On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operation.

      The AICPA's Accounting Standards Executive Committee has issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

Note 2 - Inventories

      The components of inventory consist of the following:

                              Dec. 31,          March 31,
                                1997              1998
                                    (In thousands)

Raw Materials                 $   516           $ 1,550
Finished Goods                  6,790             7,053
                              $ 7,306           $ 8,603

Note 3 - Line of Credit

      In April, 1998, the Company increased its overall working capital line of credit with CoreStates Bank, N.A. to $10.0 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. The interest rate for this facility is the prime rate plus one-quarter (1/4) percent and expires December 31, 1999.

Note 4 - Sale of Preferred Stock

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

Note 5 - Warranty Reserves

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

      As a result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at some 3,000 sites. The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers or the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has and will sustain to replace such pipe, as well as other damages.

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

      In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risk and uncertainties that could cause actual results to differ materially from those projected. For example, risk and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the manufacturing and distribution industry; the regulatory environment; rapidly changing technology and industry standards; competitive factors, including increased competition with both national and international companies, new services and products offered by competitors; and price pressures. Readers are cautioned not to place undue reliance on the forward-looking information included within, which reflects management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update this forward-looking information to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - First Quarter of 1998 compared to First
Quarter of 1997

Net Sales

      The Company's net sales for the quarter ended March 31, 1998, were $10.2 million compared to $8.3 for the corresponding quarter in 1997, an increase of 22.9%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems.

Gross Profit

      The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit for the quarter ended March 31, 1998, was $3.9 million compared to $2.6 million for the corresponding quarter in 1997. The increase resulted primarily from reduced costs of producing our main piping products due to the integration of our pipe manufacturing plant in October, 1997, coupled with lower costs in certain other products due to our cost reduction program initiated in the second half of 1997. Additionally, the Company also experienced an increase in gross margin due to a decrease in the costs of producing other products at its Bakersfield, California operations.

      The Company's gross profit percentage increased to 37.9% for the quarter ended March 31, 1998, compared to 31.9% for the corresponding quarter in 1997. The increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

      Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 1998 were $2.9 million compared to $3.1 million for the corresponding quarter in 1997. The decrease for the quarter resulted mainly from a reduction in litigation expense related to the retractable pipe supplier litigation.

Amortization of Intangibles

      Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Interest Expense

      Interest expense for the quarter ended March 31, 1998, was $149,000 compared to $147,000 for the corresponding quarter in 1997. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit.

Income Taxes

      Income taxes (benefit) for the quarter ended March 31, 1998, were $277,000 compared to ($295,000) for the corresponding quarter in 1997. The Company incurred a net loss in the 1997 period compared to net income in the 1998 period.

Net Income (Loss)

      The Company's net income for the quarter ended March 31, 1998, was $477,000 compared to a net loss of $442,000 for the corresponding quarter in 1997. The increase of $919,000 was a result of increased sales, an increase in gross margin percentage and a reduction in selling, general and administrative costs.

Preferred Stock Dividends

      The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock (the "Preferred Stock") to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate. See "Part II., Item 5. Other Information."

Seasonality and Economic Conditions

      The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 1998, the Company's net sales and operating results were adversely affected due to the inclement weather experienced by the Northwest and West Coast portions of North America.

Financial Condition

      On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate. For more information, see "Part II., Item 5. Other Information."

      The Company's inventory of $8.6 million for the quarter ended March 31, 1998, as compared to $7.3 million for the period ended December 31, 1997, is attributable to normal inventory increase due to seasonality.

Liquidity and Capital Resources

      The Company had working capital of $5.1 million and $1.1 million at March 31, 1998 and December 31, 1997, respectively.
The increase in working capital was due mainly to the proceeds from the sale of the Preferred Stock for $4.0 million.

      The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a new $10.0 million secured credit facility with a commercial bank.

      The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

Item 1.     Legal Proceedings

      A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1997.

Item 5.     Other Information

            Sale of Preferred Stock

      On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual Class A Floating Rate Preferred Stock of the Company at $10,000, cash, per share (the "Preferred Stock") or $4 million in the aggregate. The perpetual Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. At March 31, 1998, net tangible assets of the Company were $1.4 million.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  11    Statement re:  Computation of Earnings Per
                        Share (unaudited)

                  27    Financial Data Schedule

            (b)   Reports on Form 8-K

      On March 17, 1998, the Company filed a Current Report on Form 8-K, dated March 13, 1998, reporting information under Item 5 related to the Company's issuance of $4 million of Preferred Stock. No financial statements were included with this filing.

                                  Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Total Containment, Inc.

Date  May 11, 1998                  By/s/ Pierre Desjardins
                                    Pierre Desjardins
                                    President and Chief Executive
                                    Officer



Date  May 11, 1998                  By /s/ Keith R. Ruck
                                    Keith R. Ruck
                                    Vice President Finance & Chief
                                    Financial Officer

                                 Exhibit Index





Exhibit No.       Description

      11          Statement re: computation of Earnings Per
                  Share(unaudited)

      27          Financial Data Schedule