Form 10-Q
period 1998-06-30
TOTAL CONTAINMENT INC
filed 1998-08-14
CIK 913666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.


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

                           Yes    X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,649,600 shares of Common Stock, par value
$0.01 per share were outstanding at July 31, 1998.

                            Total Containment, Inc.

                                     Index

                                                         Page

Part I.     Financial Information

  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet -
     December 31, 1997 and June 30, 1998                   3

     Condensed Consolidated Statement of Operations
     and Comprehensive Income (Loss) - Three and
     Six months ended June 30, 1997 and 1998               4

     Condensed Consolidated Statement of Cash Flows -
     Six months ended June 30, 1997 and 1998               5

     Notes to Condensed Consolidated Financial
     Statements - June 30, 1998                            6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                     10


Part II.  Other Information

  Item 1.  Legal Proceedings                              15

  Item 4.  Submission of Matters to a Vote of Security    15
           Holders

  Item 6.  Exhibits and Reports on Form 8-K               16

Signatures                                                17

                        Part I.  Financial Information

Item 1.  Financial Statements

                            TOTAL CONTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                December 31,   June 30,
                                                                    1997         1998
                                                                ------------   --------
                                                                             (Unaudited)
                                                                     (In thousands)
                                 ASSETS
 Current Assets:
          Cash and cash equivalents                                $   612      $   674
          Accounts receivable, net                                   7,887       11,256
          Inventories - Note 2                                       7,306        8,930
          Deferred income taxes                                      3,114        3,694
          Other assets                                               2,277        3,183
                                                                   -------      -------
                         Total current assets                       21,196       27,737

 Molds and tooling costs, net                                          987          756
 Property and equipment, net                                         3,870        4,207
 Patents, patent rights, trademarks and licenses, net                4,293        4,132
 Goodwill, net                                                       5,379        5,295
 Deferred income taxes                                               4,322        2,537
                                                                   -------      -------
 Total Assets                                                      $40,047      $44,664
                                                                   =======      =======

          LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
          Line of credit borrowings                                $ 3,197      $ 4,189
          Current portion of long-term debt                            744          618
          Accounts payable, trade and accrued expenses               6,019        7,432
          Other payable                                              4,020        4,020
          Warranty reserve                                           6,088        7,558
                                                                   -------      -------
                         Total current liabilities                  20,068       23,817

 Long-term debt                                                      2,305        2,027
 Warranty reserve                                                   11,234        6,698
                                                                   -------      -------
                         Total liabilities                          33,607       32,542
                                                                   =======      =======
 Shareholders' Equity:
          Preferred stock - $10,000 par value; authorized
             400 shares; 400 shares issued and outstanding            0.00        4,000
          Common stock - $0.01 par value;
             authorized 20,000,000 shares;
             issued and outstanding December 31, 1997,
             4,641,600 shares; June 30, 1998, 4,649,600 shares          46           46
          Capital in excess of par value                            13,729       13,749
          Retained earnings                                         (7,139)      (5,428)
          Equity adjustment from foreign
                 currency translation                                 (196)        (245)
                                                                   -------      -------
                         Total shareholders' equity                  6,440       12,122
                                                                   -------      -------
 Total Liabilities & Shareholders' Equity                          $40,047      $44,664
                                                                   =======      =======

           See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                           Three months ended      Six months ended
                                                                June 30,               June 30,
                                                           ------------------     ------------------
                                                            1997       1998        1997       1998
                                                            ----       ----        ----       ----
                                                             (In thousands, except per share data)
Net sales                                                   12,080     14,259      20,339     24,480
Cost of sales (excluding warranty provision)                 7,129      7,861      12,532     13,902
                                                            ------     ------      ------     ------
                                                             4,951      6,398       7,807     10,578

Warranty Provision                                             391        428         610        730
                                                            ------     ------      ------     ------
Gross profit                                                 4,560      5,970       7,197      9,848

Selling, general and administrative                          3,335      3,543       6,427      6,399
Amortization of patents, licenses and goodwill                 136        125         272        244
                                                            ------     ------      ------     ------
Income from operations                                       1,089      2,302         498      3,205
Interest expense                                               161        115         308        264
                                                            ------     ------      ------     ------
Income before income taxes                                     928      2,187         190      2,941
Income tax expense                                             371        851          76      1,128
                                                            ------     ------      ------     ------
Net income                                                     557      1,336         114      1,813

Preferred stock dividends                                        0         88           0        102
                                                            ------     ------      ------     ------
Net Income applicable to common shareholders                   557      1,248         114      1,711
                                                            ======     ======      ======     ======

Earnings per common share - basic                             0.12       0.27        0.02       0.37
                                                            ======     ======      ======     ======

Weighted average number of shares outstanding - basic        4,642      4,643       4,642      4,642
                                                            ======     ======      ======     ======

Earnings per common share - diluted                           0.12       0.25        0.02       0.36
                                                            ======     ======      ======     ======

Weighted average number of shares outstanding - diluted      4,655      4,899       4,663      4,809
                                                            ======     ======      ======     ======

Net income                                                  $  557     $1,336      $  114     $1,813

Other comprehensive income

   Foreign currency translation adjustments                     66        (49)         64        (49)
                                                            ------     ------      ------     ------
Other comprehensive income before taxes                         66        (49)         64        (49)

Income tax (expense) benefit on other comprehensive income     (26)        19         (26)        19
                                                            ------     ------      ------     ------
Other comprehensive income (loss)                               40        (30)         38        (30)
                                                            ------     ------      ------     ------
Comprehensive income                                        $  597     $1,306      $  152     $1,783
                                                            ======     ======      ======     ======

           See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                                  Six months ended
                                                                      June 30,
                                                                 ------------------
                                                                 1997          1998
                                                                 ----          ----
                                                                   (In thousands)
 Cash flows from operating activities:
   Net income                                                    114          1,813
   Adjustment to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                             680          1,013
       Change in assets and liabilities                          298         (3,432)
       Change in warranty accrual                             (1,519)        (3,066)
                                                              ------        -------
          Net cash (used for) operating activities             ($427)       ($3,672)
                                                              ======        =======

 Cash flows from investing activities:
     Purchase of property and equipment                       (1,132)          (874)
     Other                                                       121              0
                                                              ------        -------
          Net cash (used for) investing activities            (1,011)          (874)
                                                              ------        -------
 Cash flows from financing activities:
     Proceeds from the sale of preferred stock                     0          4,000
     Proceeds from the sale of common stock                        0             20
     Net (repayments) borrowings on long-term debt               430           (404)
     Net borrowings under line of credit                         755            992
                                                              ------        -------
          Net cash provided by financing activities            1,185          4,608
                                                              ------        -------
 Net increase (decrease) in cash and cash equivalents          ($253)           $62
                                                              ======        =======

           See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1997.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Realization of deferred tax assets associated with state net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance (approximately $275,000 as of December 31, 1997 and June 30, 1998) against them. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not they will be realized through future taxable earnings.

      New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations.
  <PAGE 6>
On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that public business enterprises report certain information about operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operation.

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

Note 2 - Inventories

The components of inventory consist of the following:

                                        Dec. 31,     June 30,
                                          1997         1998
                                           (In thousands)

          Raw Materials                 $  516       $1,586
          Finished Goods                 6,790        7,344
                                        $7,306       $8,930

Note 3 - Line of Credit

In April, 1998, the Company increased its overall working capital line of credit with its bank to $10.0 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. The interest rate for this facility was the prime rate plus one-quarter (1/4) percent and expires
December 31, 1999. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective July 1, 1998, down to the prime rate. This rate will remain in effect until termination of the arrangement.
  <PAGE 7>
Note 4 - Sale of Preferred Stock

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

Note 5 - Warranty Reserves

The Company's Tank Jacket product line carries a warranty of one year for workmanship and materials. The Enviroflex product line carries a ten year warranty for workmanship and materials. The Tank Jacket product line also carries a thirty year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other products liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

As a result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe that had deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at approximately 3,000 sites. The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost
<PAGE 8> the Company has and will sustain to replace such pipe, as well as other damages.

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

RESULTS OF OPERATIONS - Second Quarter of 1998 compared to Second
Quarter of 1997

Net Sales

      The Company's net sales for the quarter ended June 30, 1998, were $14.3 million compared to $12.1 million for the corresponding quarter in 1997, an increase of 18%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems.
  <PAGE 10>
Gross Profit

      The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit for the quarter ended June 30, 1998, was $6.0 million compared to $4.6 million for the corresponding quarter in 1997. The increase resulted primarily from increased sales and reduced costs of producing our main piping products due to the integration of our pipe manufacturing plant in October, 1997, coupled with lower costs in certain other products due to our cost reduction program initiated in the second half of 1997. Additionally, the Company also experienced an increase in gross margin due to a decrease in the costs of producing other products at its Bakersfield, California operations.

      The Company's gross profit percentage increased to 41.9% for the quarter ended June 30, 1998, compared to 37.7% for the corresponding quarter in 1997. The increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

      Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended June 30, 1998 were $3.5 million compared to $3.3 million for the corresponding quarter in 1997. The slight increase for the quarter resulted mainly from an increase in bad debt expense as well as several one time administrative costs.

Amortization of Intangibles

      Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Interest Expense

      Interest expense for the quarter ended June 30, 1998, was $115,000 compared to $161,000 for the corresponding quarter in 1997. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease is due to lower balances outstanding on the Company's term loans and the Company's line of credit during the 1998 period as compared to the 1997 period.
<PAGE 11>

Income Taxes

      Income taxes for the quarter ended June 30, 1998, were $851,000 compared to 371,000 for the corresponding quarter in 1997. The Company recorded income taxes utilizing an effective tax rate of 39% during the 1998 period as compared to an effective tax rate of 40% in the 1997 period.

Net Income

      The Company's net income for the quarter ended June 30, 1998, was $1.3 million compared to $557,000 for the corresponding quarter in 1997. The increase of $779,000 was a result of increased sales and an increase in gross margin percentage offset by an increase in income tax expense.

Preferred Stock Dividends

      The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock (the "Preferred Stock") to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

Net Sales

      The Company's net sales for the six months ended June 30, 1998, were $24.5 million compared to $20.3 million for the corresponding six months ended June 30, 1997, an increase of 20%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems.

Gross Profit

      The primary component of the Company's cost of sales is the product manufacturing costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit for the six months ended June 30, 1998, was $9.8 million compared to $7.2 million for the six months ended June 30, 1997. The increase resulted primarily from increased sales and reduced costs of producing our main piping products due to the integration of our pipe manufacturing plant in October, 1997, coupled with lower costs in certain other products due to our cost reduction program
<PAGE 12> initiated in the second half of 1997.  Additionally, the Company also experienced an increase in gross margin due to a decrease in the costs of producing other products at its Bakersfield, California operations.

      The Company's gross profit percentage increased to 40.2% for the six months ended June 30, 1998, compared to 35.4% for the corresponding six months ended June 30, 1997. The increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

      Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the six months ended June 30, 1998 were $6.39 million compared to $6.43 million for the corresponding six months ended June 30, 1997. The decrease for the period resulted mainly from a reduction in litigation expense partially offset by several one time administrative costs.

Amortization of Intangibles

      Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Interest Expense

      Interest expense for the six months ended June 30, 1998, was $264,000 compared to $308,000 for the corresponding six months ended June 30, 1997. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease is due to lower balances outstanding in the Company's term loans and the Company's line of credit during the 1998 period as compared to the 1997 period.

Income Taxes

      Income taxes for the six months ended June 30, 1998, were $1.1 million compared to $76,000 for the corresponding six months ended June 30, 1997. The Company recorded income taxes utilizing an effective tax rate of 39% during the 1998 period as compared to an effective tax rate of 40% in the 1997 period.
  <PAGE 13>
Net Income

      The Company's net income for the six months ended June 30, 1998, was $1.8 million compared to $114,000 for the corresponding six months ended June 30, 1997. The increase of $1.7 million was a result of increased sales and an increase in gross margin percentage offset by an increase in income tax expense.

Seasonality and Economic Conditions

      The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended June 30, 1998, the Company did not experience any adverse sales or operating results due to inclement weather.

      The Company's sales have been adversely affected to a slight extent due to the Asian economic crisis.

Financial Condition

      On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate. For more information, see "Part II., Item 5. Other Information."

      The increase in the Company's inventory to $8.9 million as of June 30, 1998, as compared to $7.3 million as of December 31, 1997, is attributable to normal inventory increase due to seasonality.

Liquidity and Capital Resources

      The Company had working capital of $3.2 million and $1.1 million at June 30, 1998 and December 31, 1997, respectively.
The increase in working capital was due mainly to the proceeds from the sale of the Preferred Stock for $4.0 million.

      The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a new $10.0 million secured credit facility with a commercial bank.

      The Company believes that its presently available funds, existing credit facility and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.
  <PAGE 14>

                          Part II.  Other Information

Item 1.  Legal Proceedings

      Two cases are pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of certain patents, seeks money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ"). The Company contends that two of Environ's secondarily contained underground piping systems infringe on the licensor's patents. Environ has filed a counterclaim asserting non-infringement, invalidity, and other defenses. Environ has filed a declaratory judgment action seeking a declaration of invalidity of the patents, non-infringement and unenforceability. The cases await trial in the Fall of 1998. The court will address the validity of certain of the patent claims in pre-trial motions.

      The Company capitalized the costs associated with the original acquisition of the license. If the patents and/or certain claims under these patents are determined to be invalid, the assets associated with this license could be partially or entirely impaired. The value of the license asset at December 31, 1997 and June 30, 1998 is approximately $3.9 million.

      A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

      The 1998 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 17, 1998. Notice of the Meeting was mailed to shareholders on or about March 25, 1998, together with proxy solicitation materials prepared in accordance with
Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

      The Meeting was held for the following purposes:

      1. To elect two Class I directors to hold office until the 2001 Annual Meeting of Shareholders and their successors shall have been elected and qualified
            (Matter No. 1);

      2. To ratify the appointment by the Company's Board of Directors of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending
            December 31, 1998 (Matter No. 2); and

            There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                                   Abstentions
                                                    and Broker
       Nominee             For        Withheld       Nonvotes

  Paul Gobeil           2,867,131        --             --
  Nycol Pageau Goyette  2,867,131        --             --

      Matter No. 2 was approved by shareholders at the Meeting.
The votes cast on this matter was as follows:

                                                  Abstentions
                                                  and Broker
                           For        Against       Nonvotes

        No. 2           2,867,131          --            --

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


                                    Total Containment, Inc.

Date:  August 14, 1998              By/s/ Pierre Desjardins
                                          Pierre Desjardins
                                          President and Chief Executive
                                          Officer


Date:  August 14, 1998              By/s/ Keith R. Ruck
                                          Keith R. Ruck
                                          Vice President Finance &
                                          Chief Financial Officer

                                 Exhibit Index

Exhibit No.         Description

     11             Statement re:  computation of Earnings Per
                      Share (unaudited)

     27             Financial Data Schedule  <PAGE 18>