Form 10-Q
period 1998-09-30
TOTAL CONTAINMENT INC
filed 1998-11-12
CIK 913666

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended     September 30, 1998

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

                         (610) 666-7777
       Registrant's telephone number, including area code)

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

               Yes       X         No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,649,600 shares of Common Stock, par value $0.01 per share were outstanding at October 31, 1998.

                     Total Containment, Inc.
                            Contents

                                                            Page


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)


     Condensed Consolidated Balance Sheet -
     December 31, 1997 and September 30, 1998                  3

     Condensed Consolidated Statement of Operations and
     Comprehensive Income (Loss) B Three and Nine months
     ended September 30, 1997 and 1998                         4

     Condensed Consolidated Statement of Cash Flows -
     Nine months ended September 30, 1997 and 1998             5

     Notes to Condensed Consolidated Financial
     Statements - September 30, 1998                           6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 10

Part II.  Other Information                                   17

Item 1.   Legal Proceedings                                   17

Item 6.   Exhibits and Reports on Form 8-K                    17


Signatures                                                    18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TOTAL CONTAINMENT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        December 31,   September 30,
                                                                            1997            1998
                                                                                         (Unaudited)
                                                                               (In thousands)
                                 ASSETS
Current Assets:
          Cash and cash equivalents                                          $   612         $   454
          Accounts receivable, net                                             7,887          13,716
          Inventories - Note 2                                                 7,306           8,115
          Deferred income taxes                                                3,114           2,820
          Other assets                                                         2,277           2,922

                         Total current assets                                 21,196          28,027

 Molds and tooling costs, net                                                    987             673
 Property and equipment, net                                                   3,870           4,347
 Patents, patent rights, trademarks and licenses, net                          4,293             325
 Goodwill, net                                                                 5,379           5,253
 Deferred income taxes                                                         4,322           3,582

 Total Assets                                                                $40,047         $42,207
                                                                             =======         =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
          Line of credit borrowings                                          $ 3,197         $ 4,156
          Current portion of long-term debt                                      744             591
          Accounts payable, trade and accrued expenses                         6,019           9,212
          Other payable                                                        4,020           4,020
          Warranty reserve                                                     6,088           6,698

                         Total current liabilities                            20,068          24,677

 Long-term debt                                                                2,305           1,956
 Warranty reserve                                                             11,234           1,982

                         Total liabilities                                    33,607          28,615

 Shareholders' Equity:
          Preferred stock - $10,000 par value; authorized 400 shares;
             400 shares issued and outstanding                                  0.00           4,000
          Common stock - $0.01 par value;
             authorized 20,000,000 shares;
             issued and outstanding December 31, 1997,
             4,641,600 shares; September 30, 1998, 4,649,600 shares               46              46
          Capital in excess of par value                                      13,729          13,749
          Retained earnings                                                   (7,139)         (4,023)
          Equity adjustment from foreign
                 currency translation                                           (196)           (180)

                         Total shareholders' equity                            6,440          13,592

 Total Liabilities & Shareholders' Equity                                    $40,047         $42,207
                                                                             =======         =======


See notes to condensed consolidated financial statements.

                         TOTAL CONTAINMENT, INC.
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     AND COMPREHENSIVE INCOME (LOSS)
                               (Unaudited)

                                                                  Three months ended        Nine months ended
                                                                    September 30,             September 30,
                                                                1997         1998         1997         1998
                                                                    (In thousands, except per share data)

Net sales                                                       13,136       14,984       33,475       39,464
Cost of sales (excluding warranty provision)                     9,628        8,031       22,160       21,933

                                                                 3,508        6,953       11,315       17,531

Warranty Provision                                              17,600       (2,894)      18,210       (2,164)

Gross profit (loss)                                            (14,092)       9,847       (6,895)      19,695

Selling, general and administrative                              3,224        3,397        9,651        9,796
Amortization of patents, licenses and goodwill                     128          123          400          367
Other expense                                                    2,565        3,727        2,565        3,727

Income (loss) from operations                                  (20,009)       2,600      (19,511)       5,805
Interest expense                                                   158          210          466          474

Income (loss) before income taxes                              (20,167)       2,390      (19,977)       5,331
Income tax expense (benefit)                                    (6,857)         898       (6,792)       2,026

Net income (loss)                                              (13,310)       1,492      (13,185)       3,305

Preferred stock dividends                                            0           87            0          189

Net Income (loss) applicable to common shareholders            (13,310)       1,405      (13,185)       3,116
                                                              ========     ========      =======     ========

Earnings per common share - basic                                (2.87)        0.30        (2.84)        0.67
                                                              ========     ========      =======     ========

Weighted average number of shares outstanding - basic            4,642        4,650        4,642        4,645
                                                              ========     ========      =======     ========

Earnings per common share - diluted                                            0.29                      0.64
                                                                           ========                  ========

Weighted average number of shares outstanding - diluted                       4,920                     4,850
                                                                           ========                  ========

Net income (loss)                                             ($13,310)      $1,492     ($13,185)      $3,305

Other comprehensive income (loss)

   Foreign currency translation adjustments                        (41)          65          (23)          16

Other comprehensive income before taxes                            (41)          65          (23)          16

Income tax (expense) benefit on other comprehensive income          14          (24)           8           (6)

Other comprehensive income (loss)                                  (27)          41          (15)          10

Comprehensive income                                          ($13,337)      $1,533     ($13,200)      $3,315
                                                              ========     ========     ========      =======

See notes to condensed consolidated financial statements.

                         TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                               (Unaudited)
                                                                     Nine months ended
                                                                       September 30,
                                                                     1997            1998
                                                                       (In thousands)
     Cash flows from operating activities:
       Net income                                                $(13,185)       $   3,305
       Adjustment to reconcile net income to
         net cash provided by operating activities:
           Loss on write-off of patent                                565               -
           Loss on write-off of patent license                          -           3,727
           Depreciation and amortization                            1,312           1,489
           Change in assets and liabilities                        (2,871)         (3,228)
           Change in warranty accrual                              14,662          (8,642)
              Net cash (used for) operating activities                483          (3,349)

     Cash flows from investing activities:
         Purchase of property and equipment                        (1,630)         (1,286)
         Other                                                        (68)              -
              Net cash (used for) investing activities             (1,698)          1,286

     Cash flows from financing activities:
         Proceeds from the sale of preferred stock                      0           4,000
         Proceeds from the sale of common stock                         0              20
         Net (repayments) borrowings on long-term debt                493            (502)
         Net borrowings under line of credit                          558             959
              Net cash provided by financing activities             1,051           4,477

     Net (decrease) in cash and cash equivalents                    ($164)          ($158)
                                                                 ========        ========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

     The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1997.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Realization of deferred tax assets associated with state net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOL carryforwards may expire unused and, accordingly, has established a valuation allowance (approximately $275,000 as of December 31, 1997 and September 30, 1998) against them. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not they will be realized through future taxable earnings.

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

Note 2 - Inventories

     The components of inventory consist of the following:

                                   Dec. 31,       September 30,
                                     1997             1998
                                        (In thousands)

Raw Materials                      $   516          $   655
Finished Goods                       6,790            7,460
                                   $ 7,306          $ 8,115

Note 3 - Line of Credit

     In April 1998, the Company increased its overall working capital line of credit with its bank to $10.0 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. The interest rate for this facility was the prime rate plus one-quarter (1/4) percent and expires December 31, 1999. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective September 1, 1998, down to the prime rate. This rate will remain in effect until termination of the arrangement.

Note 4 - Sale of Preferred Stock

     On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual Class A Floating Rate Preferred Stock of the Company at $10,000, cash, per share (the "Preferred Stock") or $4 million in the
<PAGE 7> aggregate.  The perpetual Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

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

     As a result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe that had deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at approximately 3,000 remaining sites.
The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has and will sustain to replace such pipe, as well as other damages.

     As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program, as well as the costs now expected to be incurred to complete this process, the Company recorded, during the third
<PAGE 8> quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. Through the use of managing outside contractors as well as controlling the costs incurred by the Company's service crews, the Company has been able to significantly reduce the cost of performing the pipe replacement program.

Note 6 - Write Off of Patent License

     In November 1994, the Company acquired a license for all inventions covered by a third party's patents, patent applications and continuations in exchange for a payment of $2.0 million in cash and $1.5 million of the Company's Common Stock. The Company capitalized these costs as well as certain other acquisition costs. The Company was expensing these costs over a 17 year amortization period.

     Due to the results of the Environ case, the Company wrote off as of September 30, 1998 to Other Expense the current unamortized cost of this license, which was approximately $3.7 million. (See Part II. Other Information, Item 1. Legal Proceedings)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - Third Quarter of 1998 compared to Third
Quarter of 1997

Net Sales

     The Company's net sales for the quarter ended September 30, 1998, were $15.0 million compared to $13.1 million for the corresponding quarter in 1997, an increase of 14.1%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems.

Gross Profit (Loss)

     The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the
<PAGE 10> Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit after the warranty provision for the quarter ended September 30, 1998 was $9.8 million compared to a $14.1 million loss for the corresponding quarter in 1997. During the third quarter of 1997, the Company recorded warranty expense of $18.6 million to primarily cover the cost of replacing deteriorating pipe (see Note 5 of Notes to Condensed Consolidated Financial Statements). Additionally, as a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program , as well as the costs now expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. Through the use of managing outside contractors as well as controlling the costs incurred by the Company's service crews, the Company has been able to significantly reduce the cost of performing the pipe replacement program.

     Comparing margins before the effect of the warranty provision, the Company experienced an increase in gross profit primarily from increased sales and reduced costs of producing our main piping products due to the integration of our pipe manufacturing plant in October 1997, coupled with lower costs in certain other products due to our cost reduction program initiated in the second half of 1997. Finally, the Company also experienced an increase in gross margin due to a decrease in the costs of producing other products at its Bakersfield, California operations.

     The Company's gross profit percentage after the effect of the warranty provision increased to 65.7% for the quarter ended September 30, 1998 compared to a gross loss of 107.3% for the corresponding quarter in 1997. The gross margin for the 1997 period was adversely affected by the previously mentioned $18.6 million warranty charge. The gross margin for the 1998 period experienced a benefit from the previously mentioned $3.3 million reduction of the warranty reserve. The Company's gross profit percentage before effect of the warranty provision increased to 46.4% compared to 26.7% for the corresponding quarter in 1997. The increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended September 30, 1998 were $3.4 million compared to $3.2 million for the corresponding quarter in 1997. The increase for the quarter resulted mainly from an increase in bad debt expense and training costs related to the implementation of our new information system. <PAGE 11>

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Other Expense

     Other Expense of $3.7 million incurred in the quarter ended September 30, 1998 was associated with the write off of a patent license originally capitalized by the Company (see Note 6 of Notes to Condensed Consolidated Financial Statements). The other expense of $2.6 million incurred in the quarter ended
September 30, 1997 was associated with the licensing of certain patented technology as well as the write off of a patent of a product line that has been discontinued.

Interest Expense

     Interest expense for the quarter ended September 30, 1998 was $210,000 compared to $158,000 for the corresponding quarter in 1997. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase is due to a higher balance outstanding on the Company's line of credit during the 1998 period as compared to the 1997 period.

Income Taxes

     Income taxes for the quarter ended September 30, 1998 were $898,000 compared to a benefit of $6.9 million for the corresponding quarter in 1997. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1998 period as compared to an effective tax rate of 34% in the 1997 period.

Net Income (Loss)

     The Company's net income for the quarter ended September 30, 1998 was $1.5 million compared to a loss of $13.3 for the corresponding quarter in 1997. The increase of $14.8 million was a result of the prior year results containing a $20.6 million charge to earnings to increase the Company's warranty reserve, to write down certain inventory, as well as record charges associated with licensing of certain patented technology and the write off of a patent. The 1998 results were adversely affected by the $3.7 million write off of the patent license which was substantially offset by the reversal of $3.3 million of the warranty provision. The increase in net income for the quarter, excluding the previously mentioned charges, resulted from increased sales and an increase in gross margin percentage partially offset by the increase in operating and income tax expenses. <PAGE 12>

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's
Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate
Preferred Stock (the "Preferred Stock") to the Company's principal shareholder at $10,000, cash, per share, or $4.0 million in the aggregate.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1998
compared to Nine Months Ended September 30, 1997

Net Sales

     The Company's net sales for the nine months ended September 30, 1998 were $39.5 million compared to $33.5 million for the corresponding nine months ended September 30, 1997, an increase of 17.9%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems.

Gross Profit (Loss)

     The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit after the warranty provision for the nine months ended September 30, 1998 was $19.7 million compared to a loss of $6.9 million for the nine months ended September 30, 1997. During the third quarter of 1997, the Company recorded warranty expense of $18.6 million to primarily cover the cost of replacing the deteriorating pipe.

     As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe, as well as the costs now expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. Through the use of managing outside contractors as well as controlling the costs incurred by the Company's service crews, the Company has been able to significantly reduce the cost of performing the pipe replacement program.

     Comparing margins before the effect of the warranty provision, the Company experienced an increase in gross margin primarily from increased sales and reduced costs of producing our main piping products due to the integration of our pipe manufacturing plant in October 1997, coupled with lower costs in certain other products due to our cost reduction program
initiated in the second half of 1997.   Additionally, the Company
also experienced an increase in gross margin due to a decrease in
<PAGE 13> the costs of producing other products at its
Bakersfield, California operations.

     The Company's gross profit percentage after effect of the warranty provision increased to 49.9% for the nine months ended September 30, 1998 compared to a gross loss of 20.6% for the corresponding nine months ended September 30, 1997. The gross margin for the 1997 period was adversely affected by the previously mentioned $18.6 million warranty charge. The gross margin for the 1998 period experienced a benefit from the previously mentioned $3.3 million reduction of the warranty reserve. The Company's gross profit percentage before effect of the warranty provision increased to 44.4% compared to 33.8% for the corresponding nine month period in 1997. This increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the nine months ended September 30, 1998 were $9.8 million compared to $9.7 million for the corresponding nine months ended September 30, 1997. The increase for the period resulted mainly from an increase in bad debt expense and training costs related to the implementation of our new information system.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date.

Other Expense

     Other Expense of $3.7 million for the nine months ended September 30, 1998 was associated with the write off of a patent license originally capitalized by the Company (See Note 6 of Notes to Condensed Consolidated Financial Statements). The other expense of $2.6 million incurred in the quarter ended
September 30, 1997 was associated with the licensing of certain patented technology as well as the write off of a patent of a product line that has been discontinued.

Interest Expense

     Interest expense for the nine months ended September 30, 1998 was $474,000 compared to $466,000 for the corresponding nine months ended September 30, 1997. Interest expense is incurred on
<PAGE 14> term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase is due to a higher balance outstanding on the Company's line of credit during the 1998 period as compared to the 1997 period.

Income Taxes

     Income taxes for the nine months ended September 30, 1998 were $2.0 million compared to a benefit of $6.8 million for the corresponding nine months ended September 30, 1997. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1998 period as compared to an effective tax rate of 34% in the 1997 period.

Net Income (Loss)

     The Company's net income for the nine months ended
September 30 1998 was $3.3 million compared to a net loss of $13.2 million for the corresponding nine months ended
September 30, 1997. The increase of $16.5 million was a result of the prior year results containing a $20.6 million charge to earnings to increase the Company's warranty reserve, to write down certain inventory, as well as record charges associated with licensing of certain patented technology and the write off of a patent. The 1998 results were adversely affected by the $3.7 million write off of the patent license which was substantially offset by the reversal of the $3.3 million of the warranty provision. The increase in net income for the nine month period ended September 30, 1998, excluding the above mentioned charges, was due to increased sales and an increase in gross margin percentage offset by an increase in income tax expense.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended September 30, 1998, the Company did not experience any adverse sales or operating results due to inclement weather.The Company's sales have been adversely affected to a slight extent due to the Asian economic crisis.

Financial Condition

     On March 17, 1998, the Company sold 400 shares of the
Preferred Stock to the Company's principal shareholder at $10,000, cash, per share, or $4.0 million in the aggregate. For more information, see "Part II., Item 5. Other Information."

     The increase in the Company's inventory to $8.1 million as of September 30, 1998, as compared to $7.3 million as of December 31, 1997, is attributable to normal inventory increase due to seasonality.
  <PAGE 15>
Liquidity and Capital Resources

     The Company had working capital of $5.7 million and $1.1 million at September 30, 1998 and December 31, 1997, respectively. The increase in working capital was due mainly to the proceeds from the sale of the Preferred Stock for $4.0 million.

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

Year 2000 Disclosure

     Management initiated, early in 1998, an enterprise-wide program to identify areas where Company owned or operated computer hardware, software, electronically operated manufacturing and support equipment, and any other application, could be adversely impacted by the problems presented by the year 2000, and prepare these computer systems, applications, and other equipment for continuing use through the year 2000. The Company has incurred or expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is expected to cost approximately $350,000, of which approximately $300,000 has already been incurred as part of the acquisition of the Company's new information system.

     In the opinion of management, the Company believes that all of its important business resources, either currently or in the near future, are expected to allow the Company to continue operating through the Year 2000 and that there will be no disruption of any material business operation or capability.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Two cases were pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the Fall of 1998. The court issued an Order September 29, 1998 which, among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor has filed an appeal to the U.S. Court of Appeals, Federal Circuit.

     The Company had capitalized the costs associated with the original acquisition of the license. Due to the results of the case, the Company wrote off, as of September 30, 1998, the current carrying value of this license, which was approximately $3.7 million.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1997.

Item 6.  Exhibits and Reports of Form 8-K

     (a)  Exhibits

          3.1  Articles of Incorporation of the Company
               (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1997).

          3.2 Bylaws of the Company (Incorporated herein by reference to Exhibit 3.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          11   Statement re:  Computation of Earnings Per Share
               (unaudited)

          27   Financial Data Schedule

     (b)  Reports of Form 8-K

          None.

                           Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Total Containment, Inc.

Date  November 12, 1998       By /s/ Pierre Desjardins
                                   Pierre Desjardins
                                   President and Chief Executive
                                   Officer



Date  November 12, 1998       By /s/ Keith R. Ruck
                                   Keith R. Ruck
                                   Vice President Finance & Chief
                                   Financial Officer

                          Exhibit Index


Exhibit No.    Description

     3.1       Articles of Incorporation of the Company
               (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 1997).

     3.2 Bylaws of the company (Incorporated herein by reference to Exhibit 3.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

     11        Statement re: computation of Earnings Per
               Share(unaudited)

     27        Financial Data Schedule  <PAGE 19>