Form 10-K
period 1998-12-31
TOTAL CONTAINMENT INC
filed 1999-03-24
CIK 913666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the Fiscal Year Ended December 31, 1998,

                                       OR

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [no fee required] for the Transition Period from
                                      to      .

                        Commission file number 0-23454.

                            TOTAL CONTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

              Pennsylvania                             23-2394872
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

                               ----------------

 422 Business Center, A130 North Drive,                  19546
    P.O. Box 939, Oaks, Pennsylvania                   (Zip Code)
    (Address of principal executive
                offices)

       Registrant's telephone number, including area code: (610)666-7777

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class            Name of each exchange on which
                                                  registered
                                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $.01 per share)
                                (Title of Class)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by nonaffiliates as of February 26, 1999, was $12,115,050.

   As of February 26, 1999 the Registrant had 4,652,600 shares of Common Stock outstanding.

   Documents incorporated by reference. Portions of the 1998 Annual Report to Shareholders of the Registrant are incorporated by reference into Part II of this Report and portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on April 16, 1999 are incorporated by reference into Part III of this Report.

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

                            TOTAL CONTAINMENT, INC.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1. BUSINESS...........................................................  33

ITEM 2. PROPERTIES.........................................................  37
ITEM 3. LEGAL PROCEEDINGS..................................................  38
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  39
ITEM 4A.EXECUTIVE OFFICERS OF THE REGISTRANT...............................  39

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS...........................................................  40
ITEM 6. SELECTED FINANCIAL DATA...........................................  40
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.............................................  40
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  40
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE..............................................  40

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  42
ITEM 11. EXECUTIVE COMPENSATION............................................  42
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  42
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  42

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  43

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

   During the third quarter of 1996, the Company acquired American Containment, Inc. ("ACI"). ACI is principally engaged in the manufacture and installation of fiberglass tank and dispenser sumps used in underground piping systems. The Company acquired ACI to have a supply of quality fiberglass components in addition to an increased presence in the Western United States. The Company has transferred this business from ACI to the Company. During 1997, the Company caused ACI to focus on the custom part service business, as well as on becoming the field technical arm of the Company. The Company believes that this action will complement the Company's parts business, enhance its field level expertise and provide an additional resource to its customers.

   Rene Morin, Inc., a wholly owned subsidiary, fabricates rubber components mainly for the Company. TCI-Environment NV provides sales support for the Company's products in Europe.

PRINCIPAL PRODUCTS

   The principal products of the Company and their primary features are summarized in the following table:

Enviroflex(R)         A flexible double-wall              --Double-wall
                      pipe for the conveyance             construction provides
                      and secondary contain-              primary pipe protection
                      ment of motor vehicle               and secondary
                      fuels from underground              containment
                      storage tanks
                      to product dispensers               --Flexible

                                                          --No joints

                                                          --UL-approved for
                                                          gasoline and gasohol

                                                          --Primary pipe can be
                                                          retracted for repair or
                                                          replacement

                                                          --Ease of installation

                                                          --Thermoplastic
                                                          construction

                                                          --Certain features
                                                          protected by patent


Sump/risers               Liquid-resistent access       --Secondary containment
                          chambers made from
                          fiberglass or polyethyl-      --Mounted on all types
                          ene for submersible           of underground storage
                          pumps and other fittings      tanks
                          attached to underground       --Provides easy above-
                          storage tanks and fit-        ground access to pumps
                          tings

                                                        --Sumps and risers can
                                                        be stacked and trimmed
                                                        to achieve required
                                                        burial depth

Dispenser sumps           Liquid-resistant second-      --Secondary containment
                          ary containment chambers
                          made from fiberglass or       --UL-approved mounting
                          polyethylene for above        frames, brackets and
                          ground fuel dispensers        stabilizer bars

                                                        --Provides aboveground
                                                        access to dispenser
                                                        valves, joints and
                                                        connectors--

                                                        --Polyethylene and
                                                        fiberglass
                                                        construction--

                                                        --Certain features
                                                        protected by patent

Bulkhead fittings and     Specially designed fit-       --Ease of installation
 reducers                 tings used to seal
                          pipe/sump
                          connections                   --Thermoplastic
                                                        construction

                                                        --Certain features
                                                        protected by patent

Tank Jacket(R)            A polyethylene jacket         --Secondary containment
                          that provides secondary
                          containment and corro-        --UL-approved secondary
                          sion protection for           containment and
                          rigid fiberglass or           corrosion protection
                          steel underground stor-       jacket
                          age tanks

                                                        --Certain features
                                                        protected by patents--

                                                        --UL-approved for
                                                        gasoline and gasohol

                                                        --Less expensive than
                                                        fiberglass tanks

                                                        --Ease of transportation

                                                        --Polyethylene
                                                        construction

                                                        --Certain features
                                                        protected by patent

     The Company discontinued its Pipe Jacket product line in 1995.

SALES ACTIVITIES

 General

   The sales of the Company's principal products and the sales of each product as a percentage of total sales in 1995, 1996 and 1997 are set forth in the following table:

                      Sales and Percentages of Total Sales

                                           Year Ended December 31,
                                   ------------------------------------------
                                       1996           1997           1998
                                   -------------  -------------  ------------
                                            (Dollars in thousands)
Enviroflex and other piping....... $16,912  44.8% $19,550  42.8% $21,709 40.5%
Sump/risers and bulkhead fittings
 and reducers.....................   8,374  22.2   10,168  22.3   14,489 27.0
Dispenser sumps...................   4,876  12.9    5,060  11.1    5,746 10.7
Tank Jacket.......................   6,008  15.9    6,109  13.4    5,800 10.8
Pipe Jacket.......................     624   1.7      485   1.1       51  0.1
Installation......................     --    --     1,977   4.3    4,517  8.4
Applicator equipment and other....     936   2.5    2,300   5.0    1,270  2.5
                                   ------- -----  ------- -----  ------- ----
  Totals.......................... $37,730 100.0% $45,649 100.0% $53,582  100%
                                   ======= =====  ======= =====  ======= ====

 Geographic Markets

   In addition to the United States, the Company's geographic market for its products includes Canada, Mexico, Central and South America, Europe (including the EEC, Hungary and Poland), Australia, New Zealand, Southeast Asia (including Singapore, Thailand, Taiwan and Hong Kong), and the Middle East (including Turkey and Israel). The Company's net sales to customers outside the United States in 1996, 1997 and 1998 were $12.7 million, $12.5 million and $10.1 million, respectively. The Company's principal foreign end users are the major oil companies.

   The following table sets forth, for the periods indicated, the net sales of the Company's products by geographic market area.

                      Net Sales by Geographic Market Area

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------- ------- -------
                                                            (In thousands)
Net Sales:
  United States........................................ $25,001 $33,128 $41,950
  Canada...............................................   1,566   1,463   1,646
  Mexico, Central and South America....................   6,028   6,412   5,059
  Europe and the Middle East...........................   3,761   3,536   3,781
  Southeast Asia, Australia and New Zealand............   1,374   1,110   1,146
                                                        ------- ------- -------
    Total.............................................. $37,730 $45,649 $53,582
                                                        ======= ======= =======

   Information relating to foreign operating income and foreign assets is set forth in Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

PRODUCT DEVELOPMENT

   The Company is committed to a program of continuous product evaluation and continuous improvement in order to maintain the technological competitiveness of its product line. In addition, the Company is actively engaged in developing new products for traditional markets in addition to expanding into non-traditional markets.

NEW MANUFACTURING LINE

   In the fourth quarter of 1997, the Company completed the installation of a new primary pipe manufacturing line at its Oaks, Pennsylvania facility. Prior to such completion, the Company, since its inception, had purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries. See Note 12 of Notes to Consolidated Financial Statements and "Item 3. Legal Proceedings." With this new manufacturing equipment, the Company was able to redesign and significantly improve certain important features of the Enviroflex(R) and Omniflex(R) primary pipes. This primary pipe carries the approval of Underwriters' Laboratories.

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

   Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. During 1996, the Company's backlog of orders averaged less than $770,000. In 1997, the backlog averaged $1.7 million. In 1998, the backlog averaged less than $1.5 million. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant backlog.

COMPETITION

   The industry in which the Company operates is highly competitive and dominated by a few companies. The companies compete on several factors including product performance, service and pricing.

   The Company's principal competitors in the market for underground piping systems (including sump risers and dispenser sumps) are divisions or subsidiaries of A. O. Smith Corporation and Ameron, Inc., both of which are fiberglass manufacturers, as well as Environ Products, Inc., a manufacturer of flexible piping systems, and a new competitor of the Company, OPW Fueling Components ("OPW"), a division of Dover Resources, Inc. (See "Item 3--Legal Proceedings"). Many of these companies have greater financial resources than the Company.

   The Company's primary competition for Tank Jacket are manufacturers of fiberglass, fiberglass clad and steel tanks. Of these competing manufacturers, Fluid Containment, Inc. and Xerxes Corporation are both fiberglass tank manufacturers.

MANUFACTURERS AND SUPPLIERS

   In the fourth quarter of 1997, the Company began manufacturing the primary pipe component of its Enviroflex and Omniflex flexible piping systems. Prior thereto, the Company purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries (See Item 3--"Legal Proceedings"). The Company also manufacturers its Tank Jacket product, as well as molded bulkhead fittings, other seals, fiberglass tanks and dispenser sumps.

   Ten suppliers provide the Company approximately 75% of its purchases. In 1997, the Company entered into a written supply contract with Cleveland Tubing, Inc. (which manufactures various extruded pipes for the Company, including the Enviroflex secondary pipe). The Company does not have any written supply contracts with any other principal suppliers.

PATENTS AND TRADEMARKS, LICENSING AGREEMENTS

   The Company derives revenues from the sale of Enviroflex and Omniflex piping systems and its Tank Jacket product, certain features of which are covered by patents owned by, assigned to, or licensed to the Company. The Company relies on its intellectual property rights to protect its interest in these design features.

   The Company had the right to practice certain claims with respect to piping used in the Enviroflex and Omniflex system pursuant to an exclusive worldwide license (the "license") with respect to patents owned by OPW, which also possessed the right to practice these claims. Due to a judicial order issued in September 1998 in litigation between the Company and Environ Products, Inc., which declared invalid the patent licensed by the Company, the company wrote off in 1998 approximately $3.7 million of current unamortized cost of the patent license.

   Under the license, the Company was obligated to pay a royalty of three percent of net sales of the Company attributable to products covered by the patents to OPW, payable quarterly, with a minimum payment of $75,000 per calendar quarter. On April 1, 1994, the Company paid an advance of $1.5 million against the royalties. The Company used the last of the prepaid royalties during the fourth quarter of 1997. Beginning with the third quarter of 1998 the Company ceased paying the quarterly royalty. For information relating to litigation with OPW, see "Item 3. Legal Proceedings." See also "Competition." The Company does not believe that the loss of the patent has had or will have a material adverse effect on its business. (See Note 12 of Notes to Consolidated Financial Statements).

   The Company also relies on unpatented proprietary information to maintain and promote its commercial position.

EMPLOYEES

   As of December 31, 1998, the Company employed 305 persons, of whom 17 were engaged in marketing and sales; 4 of whom were engaged in research and development; 136 of whom were engaged in manufacturing and assembly; 90 of whom were engaged in field service installations; and 58 of whom were engaged in finance, administration and management. Of the total number of employees, 4 were located outside the United States. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

   The Company operates in a 125,000 square foot leased facility located in Oaks, Pennsylvania. The Company believes that the facility will accommodate its administrative and manufacturing needs for the foreseeable future.

   Rene Morin, Inc. a wholly owned subsidiary of the Company, operates from a 12,000 square foot leased facility located in Plainfield, Connecticut.

   American Containment, Inc. operates from several leased buildings, totaling approximately 10,000 square feet, located in Bakersfield, California.

   TCI-Environment NV, a wholly owned subsidiary of the Company, operates from an office and warehouse space located in Antwerp, Belgium.

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

   Two cases were pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc.("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the Fall of 1998. The court issued an Order September 29, 1998 which, among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor has filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximately $3.7 million.

   During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus. In its suit, the Company requests that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims. (See "Significant Accounting Policies--Warranty Reserve.") As of January 1, 1999 the Company has entered into a contingency fee arrangement with its legal counsel whereby the Company will only pay for out-of-pocket expenses for the remainder of the discovery period and the trial-related costs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company and their ages and positions with the Company are as follows:

   Name                   Age                      Position
   ----                   ---                      --------
Pierre Desjardins........  57 President and Chief Executive Officer
Jeffrey A. Boehmer.......  33 Vice President Operations
Richard DiMaggio.........  40 Vice President
Homer N. Holden..........  62 Vice President--Research and Product Development
Keith R. Ruck............  37 Vice President Finance and Chief Financial Officer
John R. Wright, Jr.......  38 Vice President Marketing and Engineering

   The principal occupation and business experience during the last five years of the executive officers of the Company are as follows:

   Pierre Desjardins joined the Company in September 1996 as President and Chief Executive Officer. In April 1997, Mr. Desjardins was elected Chairman of the Board for the Company. From 1990 to 1994, he was President and Chief Executive Officer of Domtar, Inc., a publicly held Canadian pulp and paper corporation. He is currently a director of Discreet Logic, a publicly held Canadian company that develops, assembles, markets, and supports systems for creating, editing and compositing imagery and special effects for film and video. He is also a director of The Canam Manac Group, Inc., a publicly owned Canadian industrial corporation engaged in the manufacture of construction steel components and trailers in Canada, the United States, France and Mexico. He is also a director of Uni-Select Inc., a publicly owned, Canadian company engaged in the distribution of parts and systems for motor vehicles.

   Jeffrey A. Boehmer joined the Company as an accountant in 1987. From 1990 until 1996, Mr. Boehmer served as Operations Manager. He served as Vice President Operations from January 1996 until June 1997, and as Vice President Finance from June 1997 until December 1997. Mr. Boehmer presently serves as Vice President of Operations. Mr. Boehmer has also served as Secretary of the Company from 1994 to December 1998.

   Richard DiMaggio joined the Company as part of its acquisition of American Containment, Inc. ("ACI") in 1996. Mr. DiMaggio has been the President of ACI since 1993 and was elected Vice President of the Company in April 1998.

   Homer N. Holden joined the Company as Director of Research in 1990 and became Vice President--Research and Product Development in 1992. Prior to joining the Company, from 1988 to 1990, Mr. Holden managed the Plastic Products Development Laboratory at Dayco.

   Keith R. Ruck joined the Company in April 1998 as Vice President Finance and Chief Financial Officer. Previously Mr. Ruck had been Corporate Controller from December 1994 to April 1998 and Assistant Controller from July 1993 to December 1994 for InterDigital Communications Corporation, a wireless telecommunications company. Mr. Ruck began his career with Arthur Andersen LLP and has held a variety of accounting and financial positions with public companies.

   John R. Wright, Jr. joined the company in June 1997 as Vice President Operations. In December 1998, he became Vice President of Marketing and Engineering. From 1982 to 1997 Mr. Wright was Director of Materials Management for Lukens, a specialty steel manufacturer. Prior responsibilities at Lukens included Corporate planning, manager, and various sales positions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock (the "Common Stock") commenced trading on the Nasdaq Stock Market National Market System ("Nasdaq NMS") under the symbol TCIX on February 25, 1994, the date on which the Company completed its initial public offering (the "Offering"). Prior to the Offering there was no public market for the Common Stock. As of February 26, 1999, the Company had 66 shareholders of record and approximately 500 beneficial owners of the Common Stock.

   The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                               Sale Prices
                                               -----------------
                                                                      Closing
                                                High        Low      Sale Price
                                               ------      -----     ----------
1998
First Quarter.................................  $ 3 15/16   $ 2 3/8    $ 3 7/8
Second Quarter................................    6 1/2       3 3/8      5
Third Quarter.................................    6 7/8       3 5/8      6 5/16
Fourth Quarter................................    7 1/8       4 1/2      6 15/16
1997
First Quarter.................................  $ 3        $  2 3/8    $ 3
Second Quarter................................    3           2 1/4      2 5/8
Third Quarter.................................    2 15/16     2 5/8      2 5/8
Fourth Quarter................................    2 7/8       2 3/16     2 3/4

   The Company has not paid any cash dividends on the Common Stock in the past and does not anticipate that any cash dividends on Common Stock will be declared or paid in the foreseeable future. The Company's current line of credit facility prohibits the payment of any dividends by the Company without the lender's prior written consent.

ITEM 6. SELECTED FINANCIAL DATA

   Information required by this Item is included on Page 3 of the Annual
Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Information required by this Item is included on Pages 5 through 11 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited Consolidated Financial Statements of the Company at December 31, 1997 and 1998 and for the three years ended December 31, 1998 required by this Item are included on Pages 14 through 17 of the Annual Report. No supplementary financial data is required to be included herein.

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

   The following information is set forth in accordance with the relevant provisions of Item 304 of Regulation S-K:

   Item 304(a)(1)--

      (i) On December 3, 1997, Price Waterhouse LLP resigned as the independent accountants of the Registrant.

     (ii) The reports of Price Waterhouse LLP on the financial statements for the fiscal years ended December 31, 1995 and 1996, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

    (iii) Not applicable.

     (iv) In connection with its audits for the fiscal years ended December 31, 1995 and 1996, and through December 3, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make reference thereto in their report on the financial statements for such years, except as described in (A) below:

        (A) During the third quarter of 1997, the Company sustained a $20.4 million operating loss due in large measure to an $18 million warranty charge and certain other charges of $2.4 million. Based on its review of all evidence and other information available to it at September 30, 1997, the Company recorded a $6.8 million tax benefit represented by deferred tax assets which management believed would be fully realizable, based on the Company's historical results of operation, management's forecast of future taxable income, and other factors. Based on procedures performed in connection with its review of the Company's unaudited financial information for the quarter ended September 30, 1997, Price Waterhouse LLP stated the Company should record a substantial valuation allowance because, in its view, the objective evidence indicated it was more likely than not that such deferred assets would not be fully realized. This matter was discussed by the Company's Audit Committee with representatives of Price Waterhouse LLP.

       This disagreement between the Company and Price Waterhouse LLP, which occurred prior to the commencement of the 1997 year-end audit process, was not resolved at the time of Price Waterhouse LLP's resignation.

       The Company evaluated whether a valuation allowance is appropriate under all the facts and circumstances that existed at December 31, 1997, in connection with the 1997 audit process and concluded that a valuation allowance of $275,465 was required to cover various state net operating loss carryforwards with relatively short carryforward periods. Grant Thornton LLP concurred with the Company's determination that no additional valuation allowance was required.

       The Company was unable to quantify the amount of the required valuation allowance. A substantial valuation allowance would have reduced the Company's consolidated assets, net worth, and net income by the amount of the increase in the valuation allowance.

       (B) The Audit Committee of the Registrant's Board of Directors discussed the subject matter of the disagreement referenced above with Price Waterhouse LLP.

       (C) The Registrant authorized Price Waterhouse LLP to respond fully to the inquiries of Grant Thornton LLP, concerning the subject matter of the disagreement referenced above.

    (v) During the fiscal years ended December 31, 1995 and 1996, and through December 3, 1997, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K)).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 16, 1999 (the "Proxy Statement") under the heading "Election of Directors--Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive Compensation--Additional Information Regarding Directors and Officers."

   Information regarding executive officers of the Company is presented in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated by reference herein is the information appearing in the Proxy Statement under the heading "Report of the Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference herein is the information appearing in the Proxy Statement under the headings "General--Principal Shareholders" and "Election of Directors--Security Ownership of Management."

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

                                                                  Page Of The
                                                                 Annual Report
                                                                 -------------
Reports of Independent Accountants..............................     12-13
Consolidated Balance Sheets as of December 31, 1997 and 1998....        14
Consolidated Statements of Operations for the years ended
 December 31, 1996, 1997 and 1998...............................        15
Consolidated Statements of Changes in Shareholders' Equity for
 the years ended December 31, 1996, 1997 and 1998...............        16
Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1997 and 1998...............................        17
Notes to Consolidated Financial Statements......................        18

2. FINANCIAL STATEMENT SCHEDULES

   A schedule setting forth the warranty reserves of the Company as of December 31, 1996, 1997 and 1998 is attached as an Appendix to this Annual Report on Form 10-K.

3. EXHIBITS

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

  3.3 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares--Domestic Business
       Corporation, with Attachments incorporated herein by reference to
       Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

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

 10.7  Settlement Agreement between the Company Ameron, Inc., Environ Products,
       Inc., Michael C. Webb, Keith Osborne, Intelpro Corporation, and Buffalo
       Environmental Products Corporation, dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 10.8  Secrecy Agreement, dated November 2, 1987, between the Company and
       Remcon Plastics, Inc., incorporated herein by reference to Exhibit 10(m) to Registration Statement No. 33-70456 on Form S-1 of the Company.

 10.9  Settlement Agreement, dated December 16, 1994, between the Company and
       Keith Osborne, et al. incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended
       December 31, 1994.

 10.10 Release of All Claims/Settlement Agreement, dated March 5, 1996, between the Company and James Lawrence, incorporated by reference to Exhibit
       10.11 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1996.

 10.11 Commitment Letter from Commercial Bank dated January 17, 1998 setting forth terms of $10 million line of credit facility incorporated by reference to Exhibit 10.11 to the Annual Report of the Company on Form
       10-K for the fiscal year ended December 31, 1997.

 10.12 Employment Agreement between the Company and Richard DiMaggio dated July
       10, 1996.

 10.13 Employment Agreement between the Company and John R. Wright Jr. dated
       June 12, 1997.

 10.14 Employment Agreement between the Company and Keith R. Ruck dated July
       16, 1998.

 10.15 Loan Modification Agreement and Allonge dated December 23, 1998 amending the line of credit agreement.

 16 Letter of Price Waterhouse re: Change in Certifying Accountant, incorporated by reference to Exhibit 16 to the Current Report on Form 8-
       K/A of the Company dated December 15, 1997.

 21    Subsidiaries of the Company.

 23.1  Consent of Grant Thornton LLP.

 23.2  Consent of PriceWaterhouseCoopers LLP.

 27    Financial Data Schedule

--------
* Denotes compensatory plan or arrangement.

   (b) Reports on Form 8-K.

   The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1998:

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Total Containment, Inc.
                                           (Registrant)

                                                   /s/ Pierre Desjardins
                                          By: _________________________________
                                                     Pierre Desjardins,
                                               President and Chief Executive
                                                          Officer

Dated: February 27, 1999

                               POWER OF ATTORNEY

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Pierre Desjardins          President and Chief         February 23, 1999
______________________________________  Executive Officer
          Pierre Desjardins

          /s/ Keith R. Ruck            Vice President Finance and  February 23, 1999
______________________________________  Chief Financial Officer
            Keith R. Ruck

           /s/ Marc Guindon            Director                    February 23, 1999
______________________________________
             Marc Guindon

        /s/ Jean-Claude Arpin          Director                    February 23, 1999
______________________________________
          Jean-Claude Arpin

           /s/ Marcel Dutil            Director                    February 23, 1999
______________________________________
             Marcel Dutil

           /s/ Paul Gobeil             Director                    February 23, 1999
______________________________________
             Paul Gobeil

      /s/ Nycole Pageau-Goyette        Director                    February 23, 1999
______________________________________
        Nycole Pageau-Goyette

          /s/ Bernard Gouin            Director                    February 23, 1999
______________________________________
            Bernard Gouin

                                 SCHEDULE VIII

                            TOTAL CONTAINMENT, INC.

                                    RESERVES

                        DECEMBER 31, 1996, 1997 AND 1998

                           Balance at    Charged to                   Balance
                            beginning     cost and                    at end
                            of period     expenses     Deductions    of period
                           ----------- --------------  -----------  -----------
Warranty Reserve December
 31, 1996................  $ 8,271,556 $  2,877,806(1) $(6,666,348) $ 4,483,014
December 31, 1997........  $ 4,483,014 $ 18,596,329(2) $(5,757,945) $17,321,398
December 31, 1998........  $17,321,398 $(1,711,907)(3) $(9,490,609) $ 6,118,882

--------
(1) Includes Dayco receivable for replacement materials (See Note 10 of Notes to Consolidated Financial Statements).
(2) Includes pipe warranty of $17,200,000 (See Notes 2 and 10 of Notes to Consolidated Financial Statements).
(3) Includes a reversal of the pipe warranty reserve of $3.3 million (see Note 2 of Notes to Consolidated Financial Statements).

                     Total Containment            1998 Annual Report

                                                   engineering
                                                   for the future of
                                                   fuel delivery

                            [ART WORK APPEARS HERE]

To Our Shareholders:

     In last year's annual report, TCI stated that it had implemented a plan in 1997 to set the foundation for enhanced profitability and competitiveness. The plan set as goals:

     .    Regaining lost sales momentum and market share

     .    Identifying and reducing costs while enhancing quality

     . Developing resources to grow its business while developing a proactive plan to deal with its previously disclosed pipe replacement program

     .    Enhancing its expertise on the logistics/operations front

We were pleased to report in 1997 that we regained lost sales momentum, increased our market share, decreased costs of manufacturing our piping products, substantially improved our quality control capabilities, and added a senior level logistics and operations officer. I would now like to tell you about our progress during 1998.


Achievements

Record Sales

     In 1998, TCI continued its sales momentum and again increased its market share. The Company's net sales increased to $53.6 million in 1998 from $45.6 million in 1997. The three major contributors to this sales increase were our redirected sales efforts, a buoyant North American industry climate, and a significant expansion of our field services operations. To increase our long-term revenue base and to respond to customer needs, we developed a custom part service business at TCI's subsidiary, American Containment, in Bakersfield, California. This unit focuses solely on this business and is also the field technical arm of TCI. American Containment continues to be a natural complement to our parts business and has enhanced our technical support for our customers.

Record Profits

     The foundation we established in 1997 for future profitability has enabled TCI to report for 1998 a significant increase in gross profit margin to 42% from 33% in 1997 before the effect of the warranty provision, and record net income applicable to common shareholders of $4.3 million or $.93 per share.

Substantial Cost Reduction

        As part of our overall cost reduction and enhanced quality programs, we installed a pipe manufacturing line in Oaks, Pennsylvania in 1997. This line has resulted in significant cost savings during 1998. This new line has enabled us not only to achieve substantial savings, but also to control our quality and substantially improve our product development capability. Additionally, we have expanded our quality control laboratory in our Oaks facilities. We also targeted additional major cost reduction opportunities from which we should benefit during 1999.

        Continuing our focus on cost reduction and efficiency, we have appointed a senior operations manager to be responsible for our fiberglass operations. During 1998, by managing the work force more efficiently, reducing scrap and freight costs, automating some procedures, and reducing raw material acquisition costs, TCI significantly reduced its fiberglass manufacturing costs.

Pipe Replacement Program Nearing Completion

     Following a thorough assessment to deal with the deteriorating piping supplied to us by Dayco Products, Inc. prior to 1994, we committed to a very substantial proactive plan in 1997 to replace this product. We are pleased to report that this program will be completed in late 1999. Not only will this project be completed on time, but at a lower cost per site than originally estimated. Introducing more efficiency in this process in 1998 has allowed us to reduce our warranty reserve against these activities by $3.3 million.

We continued pursuing litigation against Dayco Products, Inc. to recover the damages we sustained as a result of Dayco's deteriorating pipe.

Enhanced Productivity

     In 1998, we made progress on several other fronts:

          . Completion of start up at our pipe plant and plans for completion of the next phase in 1999

          .   Return to profitability at our Bakersfield facility

          .   Completion of Year 2000 compliance

Outlook

     During 1997 and 1998, TCI laid the foundation for enhanced profitability with a plan for increased sales, efficiencies and continued cost reduction. This foundation, coupled with an anticipated healthy industry, should again result in strong operating results in 1999.

     Very truly yours,



     Pierre Desjardins
     Chairman, President and Chief Executive Officer

                            SELECTED FINANCIAL DATA

  The following table sets forth certain consolidated summary financial data of the Company for the periods presented.

                                            Year Ended December 31,
                                    ------------------------------------------
                                     1994    1995     1996     1997     1998
                                    ------- -------  ------- --------  -------
                                     (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net Sales.........................  $40,355 $39,069  $37,730 $ 45,649  $53,582
Cost of sales (excluding warranty
 expense).........................   22,174  23,058   24,288   30,698   30,991
                                    ------- -------  ------- --------  -------
                                     18,181  16,011   13,442   14,951   22,591
Warranty expense..................      605     573      747    1,396    1,636
Special pipe warranty charge
 (reversal)(1)....................      --    7,500      --    17,200   (3,347)
                                    ------- -------  ------- --------  -------
Gross profit (loss)...............   17,576   7,938   12,695   (3,645)  24,302
Selling, general and
 administrative...................    9,350  10,262   10,665   12,307   12,261
Amortization of patents, licenses
 and goodwill(2)(3)...............      356     483      508      521      430
Loss on write-off of patent and
 patent license(3)(4).............    1,847     --       --       565    3,727
Other operating expense(5)........      --      --       --     1,800      --
                                    ------- -------  ------- --------  -------
Income (loss) from operations.....    6,023  (2,807)   1,522  (18,838)   7,884
Interest expense..................      286     146      362      627      537
Other expense(6)..................      --      407      --       --       --
                                    ------- -------  ------- --------  -------
Income (loss) before income
 taxes............................    5,737  (3,360)   1,160  (19,465)   7,347
Income tax expense (benefit)......    2,391  (1,112)     762   (7,109)   2,759
                                    ------- -------  ------- --------  -------
Net income (loss)(7)..............  $ 3,346 $(2,248) $   398 $(12,356)   4,588
Preferred stock dividend(8).......      --      --       --       --       264
                                    ------- -------  ------- --------  -------
Net income (loss) applicable to
 common shareholders..............  $ 3,346 $(2,248) $   398 $(12,356) $ 4,324
                                    ======= =======  ======= ========  =======
Earnings (loss) per common share-
 basic(9).........................  $   .78 $  (.48) $   .09 $  (2.66) $   .93
                                    ======= =======  ======= ========  =======
Earnings (loss) per common share--
 assuming dilution................  $   .78 $  (.48) $   .08 $  (2.66) $   .89
                                    ======= =======  ======= ========  =======
                                                  December 31,
                                    ------------------------------------------
                                     1994    1995     1996     1997     1998
                                    ------- -------  ------- --------  -------
                                                 (In thousands)
BALANCE SHEET DATA:
Working capital...................  $ 7,776 $ 8,224  $ 8,261 $  1,128  $ 4,761
Goodwill, patents and patent
 rights and license, net(2)(3)....   10,449  10,317   10,700    9,672    6,102
Deferred income taxes.............      771   3,228    1,701    7,420    4,377
Total assets......................   26,901  30,702   34,965   40,047   37,155
Line of credit
 borrowings(10)(11)...............      983     251    3,677    3,197    3,388
Debt(10)..........................      --      654    2,664    3,049    2,394
Stockholders' equity(8)...........   20,804  18,616   19,016    6,440   14,821

------
(1) As a result of a review performed during 1998 of the progress regarding the Company's replacement of deteriorating pipe supplied by Dayco Products, Inc. prior to 1994 which the Company sold to end-users, as well as the costs expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million.
(2) In connection with the initial public offering by the Company of 1,346,600 shares of its common stock (the "Offering"), the Company acquired the Tank Jacket patent from Groupe Treco Ltee ("Treco"), in consideration of the issuance by the Company to Treco of 45,000 shares of the Company's common stock. The Tank Jacket patent was valued at $427,500. See Note 12 of Notes to Consolidated Financial Statements.
(3) On December 16, 1994, the Company and Mr. Keith Osborne entered into a settlement agreement pursuant to which the parties settled an interference proceeding (the "Interference Proceeding") commenced by Mr. Osborne against the Company. In connection with the settlement of the Interference Proceeding, the Company wrote-off during 1994 the remaining unamortized portion of the Company's patent pertaining to the retractability feature of Enviroflex and capitalized amounts paid to acquire a license and related costs. See Note 2 of Notes to Consolidated Financial Statements.
(4) Due to a judicial order issued in September 1998 in litigation between the Company and Environ Products, Inc., which declared invalid a patent licensed by the Company, the Company wrote off in 1998 approximately $3.7 million of current unamortized cost of the patent license. See Note 12 of Notes to Consolidated Financial Statements.
(5) The other expense of $1.8 million incurred in 1997 was associated with the legal settlement regarding licensing of certain patented technology.
(6) In 1995, the Company incurred non-recurring transaction expenses, consisting primarily of legal fees and special committee and board fees of approximately $407,000, related to negotiations with a third party and certain members of management with respect to their proposed acquisition of the Company. In August 1995, the Company announced that the acquisition negotiations had been terminated and charged all costs associated therewith to other expense.
(7) The net loss in 1997 resulting principally from the $20.4 million of warranty and other expense in 1997 created a deferred tax asset of approximately $7.4 million. This future tax asset is reflected under "Deferred Income Taxes" (both current and long-term) on the Company's balance sheet which will be deductible in future years.
(8) On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share or $4 million in the aggregate.
(9) Based on approximately 4.3 million weighted average shares outstanding during 1994 and approximately 4.6 million weighted average shares outstanding during 1995, 1996, 1997 and 1998.
(10) The proceeds from the Offering were used, in part, to repay, in full, the bank debt and the subordinated debt to a related party and for the temporary repayment of the Company's working capital line of credit.
(11) Increases in the line of credit and debt in 1996 were due to increased working capital requirements for, among other things, warranty charges related to the Enviroflex(R) pipe, as well as two term loans for expansion and the acquisition of American Containment, Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

  The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements of the Company, including the related notes thereto, appearing elsewhere herein.

RESULTS OF OPERATIONS--1996-1998

  The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                   Year Ended December 31,
                                                   --------------------------
                                                    1996     1997      1998
                                                   -------  -------   -------
Net sales.........................................   100.0%   100.0 %   100.0%
Cost of sales (excluding warranties)..............    64.4     67.2      57.8
                                                   -------  -------   -------
                                                      35.6     32.8      42.2
Warranty expense..................................     2.0      3.1       3.0
Special pipe warranty charge (reversal)...........     --      37.7      (6.2)
                                                   -------  -------   -------
Gross profit......................................    33.6     (8.0)     45.4
Selling, general and administrative...............    28.3     27.0      22.9
Amortization of patents, licenses and goodwill....     1.3      1.1       0.8
Loss on write-off of patent and patent license....     --       1.2       7.0
Other operating expense...........................     --       3.9       --
                                                   -------  -------   -------
Operating income (loss)...........................     4.0    (41.2)     14.7
Interest expense..................................     0.9      1.4       1.0
                                                   -------  -------   -------
Income (loss) before income taxes.................     3.1    (42.6)     13.7
Income tax expense (benefit)......................     2.0    (15.6)      5.1
                                                   -------  -------   -------
Net income (loss).................................     1.1%   (27.0)%     8.6
                                                   -------  -------   -------
Preferred stock dividend..........................     --       --         .5
                                                   -------  -------   -------
Net income (loss) applicable to common sharehold-
 ers..............................................     1.1%   (27.0)%     8.1%
                                                   =======  =======   =======

1998 VERSUS 1997

Net Sales

  The Company's net sales for the year ended December 31, 1998 were $53.6 million compared to $45.6 million for the year ended December 31, 1997, an increase of 17.4%. The increase was primarily attributable to increased sales from our field operations at our American Containment, Inc. subsidiary, as well as continued strong sales of our flexible underground piping systems driven by the buoyancy of the North American market.

Gross Profit (Loss)

  The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing, field service and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit after the warranty provision for the year ended December 31, 1998 was $24.3 million compared to a $3.6 million loss after the warranty provision for the year ended December 31, 1997. During 1997, the Company recorded warranty expense of $18.6 million primarily to cover the cost of replacing deteriorating pipe (see Note 2 of Notes to Consolidated Financial Statements). As a result of a review performed in 1998 of the progress made regarding this replacement pipe program, including the costs now expected to be incurred to complete this process, the Company recorded a reduction of the warranty reserve of approximately $3.3 million in 1998. The Company has been able to significantly reduce the cost of performing the pipe replacement program by managing more efficiently the use of outside contractors as well as controlling the costs incurred by the Company's service crews.

  Comparing margins before the effect of the warranty provision, the Company experienced an increase in gross profit primarily from increased sales and reduced costs of producing our main piping products. The integration of our pipe manufacturing plant in October 1997, coupled with lower costs in certain other products due to our cost reduction program initiated in the second half of 1997 has reduced the overall cost of the Company's products. The Company also experienced an increase in gross margin due to a decrease in the costs of producing certain fiberglass products at its Bakersfield, California operations.

  The Company's gross profit percentage after the effect of the warranty provision increased to 45.4% for the year ended December 31, 1998, compared to a gross loss after the effect of the warranty provision of 8.0% for the year ended December 31, 1997. The gross margin for 1997 was adversely affected by the $18.6 million warranty charge. The gross margin for 1998 experienced a benefit from the $3.3 million reduction of the warranty reserve. The Company's gross profit percentage before effect of the warranty provision for the year ended December 31, 1998 increased to 42.2%, compared to a gross profit percentage before the effect of the warranty provision of 32.8% for the year ended December 31, 1997. The increase was primarily attributable to the reduced costs of our main piping products as well as lower costs in certain other products.

Operating Expense

  Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the year ended December 31, 1998 were $12.26 million, compared to $12.31 million for the year ended December 31, 1997. The Company experienced a decrease in overall legal costs but it was almost entirely offset by an increase in bad debt expense and training costs related to the implementation of our new information system.

Amortization of Intangibles

  Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. The decrease in amortization expense to $430,468 in fiscal 1998 from $521,077 in fiscal 1997 is due to the write off of the patent license in the third quarter of 1998 (See Note 12 of Notes to Consolidated Financial Statements).

Other Expense

  Other expense of $3.7 million incurred during the year ended December 31, 1998 was associated with the write off of a patent license originally capitalized by the Company in connection with litigation which invalidated the underlying patent. The Company does not believe that the loss of the patent has had or will have a material adverse effect on its business. (See Note 12 of Notes to Consolidated Financial Statements). The other expense of $1.8 million incurred in the year ended December 31, 1997 was associated with the legal settlement regarding licensing of certain patented technology. The Company also incurred during 1997, $564,684 of other expense related to the write off of a patent of a product line that has been discontinued.

Interest Expense

  Interest expense for the year ended December 31, 1998 was $536,490, compared to $626,575 for the year ended December 31, 1997. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease is due to a lower average balance outstanding on the Company's line of credit during 1998 compared to 1997 due to the proceeds from the issuance of the $4 million of Preferred Stock, and a decrease in the interest rate charged on the line of credit (see Note 7 of the Consolidated Financial Statements.)

Income Taxes

  Income taxes for the year ended December 31, 1998 were $2.8 million compared to a benefit of $7.1 million for the year ended December 31, 1997. The Company's effective tax rate was 38% during 1998 compared to an effective tax rate of 37% in 1997. The Company provided a valuation allowance of $275,465 for state deferred income tax assets in 1997 but removed the valuation allowance in 1998 due to the expectation that they will be fully realized.

Preferred Stock Dividends

  In 1998, the Company accrued a dividend of $264,301 on the Company's outstanding Series A Floating Rate Preferred Stock (the "Preferred Stock"). (See Note 10 of Notes to Consolidated Financial Statements).

Net Income (Loss) Applicable to Common Shareholders

  The Company's net income applicable to common shareholders for the year ended December 31, 1998 was $4.3 million, or $.93 per share compared to a loss of $12.4 million, or $2.66 per share for the year ended December 31, 1997. The increase of $16.7 million was a result of the prior year results containing a $20.4 million pre-tax charge to earnings to increase the company's warranty reserve, to write down certain inventory, as well as to record charges associated with licensing of certain patented technology and the write off of a patent. The 1998 results were adversely affected by the $3.7 million write off of a patent license, which was substantially offset by the reversal of $3.3 million of the warranty reserve. The increase in net income for the year, excluding the previously mentioned charges, resulted from increased sales and an increase in gross margin percentage which was partially offset by the increase in income tax expense.

1997 VERSUS 1996

Net Sales

  The Company's net sales for the year ended December 31, 1997 were $45.6 million, compared to $37.7 million for the year ended December 31, 1996, an increase of 21.9%. The increase was primarily attributable to increased sales from our flexible underground piping systems.

Gross Profit (Loss)

  The Company's gross loss after the warranty provision for the year ended December 31, 1997 was $3.6 million, compared to gross profit after the warranty provision of $12.7 million for the year ended December 31, 1996. During 1997, the Company recorded warranty expense of $18.6 million primarily to cover the cost of replacing deteriorating pipe.

  Comparing margins before the effect of the warranty provision, the Company experienced an increase in gross margin to $15.0 million in 1997 from $13.4 million in 1996, primarily from increased sales.

  The Company's gross profit percentage after effect of the warranty provision decreased to a loss of 8.0% for the year ended December 31, 1997, compared to a gross profit of 33.6% for the year ended December 31, 1996. The gross margin for 1997 was adversely affected by the $18.6 million warranty charge. The Company's gross profit percentage before effect of the warranty provision decreased to 32.8%, compared to 35.6% before the effect of the warranty provision for the year ended December 31, 1996. This decrease was primarily attributable to the increased costs of our main piping products.

Operating Expense

  Selling, general and administrative expenses for the year ended December 31, 1997 were $12.3 million, compared to $10.7 million for the year ended December 31, 1996. The increase in 1997 resulted mainly from increased selling and administrative costs associated with the acquisition of American Containment, Inc.

Amortization of Intangibles

  Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. Amortization of intangibles was $521,077 for the year ended December 31, 1997, compared to $508,309 for the year ended December 31, 1996.

Other Expense

  Other Expense of $1.8 million for the year ended December 31, 1997 was associated with the legal settlement regarding licensing of certain patented technology.

Interest Expense

  Interest expense for the year ended December 31, 1997 was $626,575 compared to $362,437 for the year ended December 31, 1996. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase is due to a higher balance outstanding on the Company's line of credit during 1997.

Income Taxes

  The Company had a tax benefit of $7.1 million for the year ended December 31, 1997, compared to an expense of $761,565 for the year ended December 31, 1996. The Company's effective tax rate was 37% during 1997 compared to an effective tax rate of 65.7% in 1996. The high effective tax rate in 1996 was primarily due to the recognition of a valuation allowance against deferred tax assets and certain non-deductible amortization.

Net Income (Loss)

  The Company's net loss for the year ended December 31, 1997 was $12.4 million, or $2.66 per share compared to net income of $398,210, or $.09 per share for the year ended December 31, 1996. The decrease of $12.8 million was a result of the 1997 results containing a $20.4 million charge to earnings to increase the company's warranty reserve, to write down certain inventory, as well as to record charges associated with licensing of certain patented technology and the write off of a patent.

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

INFLATION

  Management does not believe that inflation has had a material impact upon results of operations during the years ended December 31, 1996, 1997 or 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

  On December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 eliminates the primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings. Basic earnings per share excludes the dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings per share takes into account the potential dilution that could occur if securities and other contracts to issue common stock were exercised and converted into common stock. Prior periods income (loss) per share calculations have been restated to reflect the adoption of SFAS No. 128.

  On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period amounts have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations.

  On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about the operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operation.

  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

YEAR 2000 DISCLOSURE

  Management initiated, early in 1998, an enterprise-wide program to identify areas where Company owned or operated computer hardware, software, electronically operated manufacturing and support equipment, and any other application, could be adversely impacted by the problems presented by the year 2000, and prepare these computer systems, applications, and other equipment for continuing use through the year 2000. Assessment and testing of all computer hardware and software and manufacturing hardware and software is complete. The Company has identified where a small amount of remediation must be performed where a few older personal computers will be replaced. The Company expects all of its internal remediation to be completed by June 1999; however, despite its best efforts, business may be interrupted with potentially material impact on its financial position or results of operations if any of the following occur: external supply of raw materials or utilities is delayed or unavailable for an extended period; manufacturing systems fail; or, central corporate computer systems fail. To limit the effects of these potential failures, the Company has completed corporate contingency planning guidelines and will prepare contingency plans for potential disruptions of critical systems or processes. Examples of contingency plans include modifications to computer systems, ensuring availability of additional information technology personnel during the critical time period, backing-up systems at off-site facilities, making alternate raw material supply arrangements, and preparing for temporary shut-downs of certain plants and facilities. In addition, the company has standard operating procedures in place for a safe and orderly shut-down of systems and facilities should this be necessary.

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

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $4.8 million at December 31, 1998, compared to $1.1 million at December 31, 1997. The increase is due primarily to the funds received on the sale of the Preferred Stock of $4 million.

  The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $10 million line of credit facility with a commercial bank. The loan is secured by essentially all of the Company's assets. Amounts borrowed under this line of credit bear interest at the bank's national commercial rate (7.75% at December 31, 1998). At December 31, 1998, the Company owed $3.4 million under the line of credit. In January 1999, the Company negotiated a change in the interest rate charged on the line of credit from the national commercial rate to a LIBOR based rate. The Company is currently charged LIBOR plus 250 basis points (currently 7.44% at February 19, 1999). The rate will be further reduced to LIBOR plus 225 basis points as of June 30, 1999 if certain financial covenants are met.

  In 1997, the Company borrowed under a term loan credit facility to acquire equipment related to a new pipe manufacturing line. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998) and is secured by all equipment financed thereunder. At both December 31, 1997 and 1998, a balance of $807,977 was outstanding under the term loan.

  In 1996, the Company executed a term loan with a bank for $1.0 million, which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998.) and is secured by the assets of American Containment, Inc. At December 31, 1998, $533,305 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

  In 1996, the Company signed a note payable to a third party of $500,000. The note payable bore an interest rate of 8% compounded annually. At December 31, 1998, nothing was outstanding under the note payable. The note required the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

  In 1995, the Company executed a term loan with a bank for $1.60 million which is required to be used exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998) and is secured by all equipment financed thereunder. At December 31, 1998, $880,000 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

  The Company invested $1.91 million, $2.20 million and $1.48 million in capital equipment and leasehold improvements in 1996, 1997 and 1998, respectively. The purchase of product molds and tooling constituted $737,000, $501,000 and $197,000 of these capital expenditures in 1996, 1997, and 1998, respectively. Total capital expenditures during 1999 are expected to be approximately $1.3 million. Also, the Company is evaluating an additional expansion of its manufacturing line which would cost approximately $1.9 million. The Company has signed a letter of intent with its bank in February 1999. This agreement provides for an additional equipment loan bearing interest at the prime rate for up to $2.0 million of these capital purchases. The Company intends to use its cash flow from operations and, to the extent necessary, its working capital line of credit and term loans to fund its remaining 1999 capital expenditures.

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

Accountants and                               [Grant Thornton Logo Appears Here]
Management Consultants                         Grant Thornton LLP

The US Member Firm of
Grant Thornton International



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Total Containment, Inc.

  We have audited the consolidated balance sheets of Total Containment, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We also audited the adjustments to shares and earnings per share data for 1996 due to the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" as discussed in Note 8, and the comprehensive income data for 1996 due to the adoption of Statement of Financial Accounting Standards No. 130, "Comprehensive Income" as discussed in Note 2. In our opinion, such adjustments are appropriate and have been properly applied.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Total Containment, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 19, 1999






Suite 3100
Two Commerce Square
2001 Market Street
Philadelphia, PA 19103-7080
Tel: 215 561-4200
Fax: 215 561-1066

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders
and Board of Directors of
Total Containment, Inc.

  In our opinion, the consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Total Containment, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the one year period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes the examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Total Containment, Inc. for any period subsequent to December 31, 1996.

Price Waterhouse LLP

Philadelphia, Pennsylvania
March 7, 1997

                            TOTAL CONTAINMENT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         1997         1998
                                                      -----------  -----------
                       ASSETS
Current assets:
  Cash............................................... $   612,119  $   132,164
  Accounts receivable, net of allowance for doubtful
   accounts of $200,000 and $420,499 for 1997 and
   1998, respectively................................   7,887,074   13,329,081
  Inventories........................................   7,305,643    7,622,796
  Deferred income taxes..............................   3,114,165    2,850,602
  Other current assets...............................   2,276,818      766,962
                                                      -----------  -----------
    Total current assets.............................  21,195,819   24,701,605
  Molds and tooling, net.............................     986,612      437,721
  Property and equipment, net........................   3,870,524    4,386,726
  Patents, patent rights and licenses, net...........   4,292,630      309,880
  Goodwill, net......................................   5,379,359    5,792,391
  Deferred income taxes..............................   4,305,894    1,526,823
  Other assets.......................................      15,956          --
                                                      -----------  -----------
                                                      $40,046,794   37,155,146
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit borrowings.......................... $ 3,197,000  $ 3,388,000
  Current portion of long-term debt..................     743,512      667,576
  Accounts payable, trade and accrued expenses.......   6,019,265    6,412,250
  Other payable......................................   4,020,481    4,020,481
  Warranty reserve--current..........................   6,087,565    5,451,992
                                                      -----------  -----------
    Total current liabilities........................  20,067,823   19,940,299
Long-term debt.......................................   2,305,282    1,726,798
Non-current warranty.................................  11,233,833      666,890
                                                      -----------  -----------
    Total liabilities................................  33,606,938   22,333,987
                                                      -----------  -----------
Commitments and contingencies........................         --           --
Shareholders' equity:
  Preferred stock--$10,000 par value; authorized 400
   shares issued and outstanding.....................         --     4,000,000
  Common stock--$.01 par value; authorized 20,000,000
   shares 4,641,600 and 4,652,600 shares issued and
   outstanding.......................................      46,416       46,526
  Capital in excess of par value.....................  13,728,778   13,756,355
  Retained earnings..................................  (7,139,358)  (2,815,886)
  Accumulated other comprehensive income.............    (195,980)    (165,836)
                                                      -----------  -----------
    Total shareholders' equity.......................   6,439,856   14,821,159
                                                      -----------  -----------
                                                      $40,046,794  $37,155,146
                                                      ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                             1996         1997         1998
                                          ----------- ------------  -----------
Net sales...............................  $37,730,009 $ 45,648,699  $53,581,818
Cost of sales (excluding warranty ex-
 pense).................................   24,288,535   30,697,518   30,991,472
                                          ----------- ------------  -----------
                                           13,441,474   14,951,181   22,590,346
Warranty expense........................      746,792    1,396,329    1,635,660
Special pipe warranty charge (rever-
 sal)...................................          --    17,200,000   (3,347,567)
                                          ----------- ------------  -----------
Gross profit (loss).....................   12,694,682   (3,645,148)  24,302,253
Selling, general and administrative.....   10,664,161   12,307,515   12,261,077
Amortization of patents, licenses and
 goodwill...............................      508,309      521,077      430,468
Loss on write-off of patent and patent
 license................................          --       564,684    3,727,250
Other operating expense.................          --     1,800,000          --
                                          ----------- ------------  -----------
Income (loss) from operations...........    1,522,212  (18,838,424)   7,883,458
Interest expense........................      362,437      626,575      536,490
                                          ----------- ------------  -----------
Income (loss) before income taxes.......    1,159,775  (19,464,999)   7,346,968
Income tax expense (benefit)............      761,565   (7,108,795)   2,759,195
                                          ----------- ------------  -----------
Net income (loss).......................  $   398,210 $(12,356,204) $ 4,587,773
Preferred stock dividend................          --           --       264,301
                                          ----------- ------------  -----------
Net income applicable to common share-
 holders................................  $   398,210 $(12,356,204) $ 4,323,472
                                          =========== ============  ===========
Per share data:
Earnings (loss) per common share--ba-
 sic....................................  $       .09 $      (2.66) $       .93
                                          =========== ============  ===========
Earnings (loss) per common share assum-
 ing dilution...........................  $       .08 $      (2.66) $       .89
                                          =========== ============  ===========
Weighted average shares used in computa-
 tion of earnings (loss) per common
 share--basic...........................    4,641,600    4,641,600    4,646,000
                                          =========== ============  ===========
Weighted average shares used in computa-
 tion of earnings (loss) per common
 share--assuming dilution...............    4,709,138    4,641,600    4,859,872
                                          =========== ============  ===========


   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1997 And 1998

                                                                       Accumulated
                                                                          Other
                                              Capital                 Comprehensive
                         Preferred  Common   In Excess    Retained       Income
                           Stock     Stock  Of Par Value  Earnings       (Loss)        Total
                         ---------- ------- ------------ -----------  ------------- -----------
January 1, 1996......... $      --  $46,416 $13,728,778  $ 4,818,636    $  21,675   $18,615,505
Net Income..............                                     398,210                    398,210
Equity adjustment from
 foreign currency
 translation............                                                    1,864         1,864
                         ---------- ------- -----------  -----------    ---------   -----------
December 31, 1996.......        --   46,416  13,728,778    5,216,846       23,539    19,015,579
Net loss................                                 (12,356,204)               (12,356,204)
Equity adjustment from
 foreign currency
 translation............                                                 (219,519)     (219,519)
                         ---------- ------- -----------  -----------    ---------   -----------
December 31, 1997.......        --   46,416  13,728,778   (7,139,358)    (195,980)    6,439,856
Net income..............                                   4,587,773                  4,587,773
Equity adjustment from
 foreign currency
 translation............                                                   30,144        30,144
Issuance of preferred
 stock..................  4,000,000                                                   4,000,000
Issuance of common
 stock..................                110      27,577                                  27,687
Preferred stock
 dividends..............                                    (264,301)                  (264,301)
                         ---------- ------- -----------  -----------    ---------   -----------
December 31, 1998....... $4,000,000 $46,526 $13,756,355  $(2,815,886)   $(165,836)  $14,821,159
                         ========== ======= ===========  ===========    =========   ===========

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                           1996         1997         1998
                                        ----------  ------------  -----------
Cash flows from operation activities:
  Net income (loss).................... $  398,210  $(12,356,204) $ 4,587,773
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization........  1,566,294     1,744,418    1,940,778
  Loss on write-off of patent..........        --        564,684    3,727,250
Change in assets and liabilities:
  Accounts receivable..................   (813,202)     (561,500)  (5,424,842)
  Inventories.......................... (1,219,947)     (158,721)    (303,804)
  Other assets......................... (1,494,063)    1,081,230    1,525,848
  Deferred taxes.......................  1,516,445    (5,719,438)   3,042,634
  Accounts payable, trade and accrued
   expenses............................  2,043,716       987,414     (436,771)
  Other payable........................        --      4,020,481          --
  Warranty reserve..................... (3,788,542)   12,855,711  (11,205,524)
                                        ----------  ------------  -----------
    Net cash provided by (used for)
     operating activities.............. (1,791,089)    2,458,075   (2,546,658)
                                        ==========  ============  ===========
Cash flows from investing activities:
  Purchase of molds and tooling........   (736,761)     (500,688)    (197,066)
  Purchase of property and equipment... (1,176,778)   (1,699,212)  (1,279,361)
  Patent costs and license fees........   (484,039)      (67,744)         --
  Purchase of net assets of ACI........ (1,000,000)          --           --
                                        ----------  ------------  -----------
    Net cash used for investing activi-
     ties.............................. (3,397,578)   (2,267,644)  (1,476,427)
                                        ==========  ============  ===========
Cash flows from financing activities:
  Proceeds from sale of preferred
   stock...............................        --            --     4,000,000
  Proceeds from sale of common stock...        --            --        27,687
  Borrowings on long-term debt.........  2,219,050     1,154,712      105,000
  Payments on long-term debt...........   (209,170)     (770,012)    (759,420)
  Net borrowings (payments) under line
   of credit...........................  3,426,000      (480,000)     191,000
                                        ----------  ------------  -----------
    Net cash provided by (used for)
     financing activities..............  5,435,880       (95,300)   3,564,267
                                        ----------  ------------  -----------
Effect of foreign currency exchange
 rate..................................      1,864       (99,027)     (21,137)
                                        ----------  ------------  -----------
Net increase (decrease)................    249,077        (3,896)    (479,955)
Cash and cash equivalents at beginning
 of year...............................    336,518       616,015      612,119
Cash and cash equivalents from ACI ac-
 quisition.............................     30,420           --           --
                                        ----------  ------------  -----------
Cash and cash equivalents at end of
 year.................................. $  616,015  $    612,119      132,164
                                        ==========  ============  ===========
Supplemental cash flow information:
  Interest paid........................ $  391,561  $    626,575  $   540,469
  Income taxes paid (received) net of
   refunds.............................     75,604    (1,024,129)  (1,567,063)

   The accompanying notes are an integral part of these financial statements.

                            TOTAL CONTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS

  Total Containment, Inc. (the "Company") is a leading manufacturer and distributor of underground systems and products for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The principal end users of the Company's products are service stations, convenience stores and other retail sellers of gasoline, gasohol and other motor vehicle fuels, government bodies, utilities, and other fleet vehicle operators.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TCI Environment NV/SA (TCIE-NV), Rene Morin, Inc. and American Containment, Inc. (acquired in
1996). All significant intercompany balances and transactions have been eliminated in consolidation. The presentations of the 1996 and 1997 statements of operations were reclassified to conform with the current year presentation.

  On July 11, 1996, the Company purchased all of the assets and certain liabilities of American Containment, Inc., a manufacturer and installer of fiberglass tank and dispenser sumps. This transaction was accounted for under the purchase method of accounting. The results of operations of American Containment, Inc. are reflected in the Company's consolidated statement of operations from July 11, 1996 to December 31, 1996. Goodwill associated with this purchase will be amortized over approximately forty years. The 1996 pro forma (unaudited) revenues, net income, and earnings per share would be approximately $39,530,000, $517,470, and $.11, respectively, if the operating results of American Containment, Inc. were included in the operations of the Company for the entire year.

  Foreign currency translation. TCI Environment NV uses the Belgian Franc as its functional currency. Changes in the amount of the translation adjustment during each reporting period are reported as a separate component of Shareholders' Equity under Accumulated other comprehensive income.

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

  Patents, patent rights and licenses. The Company capitalizes costs of acquired patents, and other costs related to obtaining and maintaining patents. Patents, patent rights and licenses are being amortized on a straight-line basis over the estimated lives of the patents and licenses which range from 13 to 17 years. Amortization expense aggregated $347,381, $326,757 and $255,500 for 1996, 1997 and 1998, respectively. A patent was written off in the third quarter of 1997 for a product line that was discontinued with a book value of $564,684. Due to a judicial order issued in September 1998 in the litigation between the Company and Environ Products, Inc., which declared the underlying patent to the license invalid, the Company wrote off in 1998 approximately $3.7 million of current unamortized cost of the patent license. Accumulated amortization was $1,641,904 and $346,620 at December 31, 1997 and 1998, respectively.

  Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identified intangible assets, and is being amortized over forty years. Goodwill amortization approximated $160,928, $166,009 and $174,968 for 1996, 1997 and 1998, respectively. Accumulated goodwill amortization was $1,268,117 and $1,443,085 at December 31, 1997 and 1998, respectively.

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

  Company sponsored retirement plan. Certain employees of the Company participate in a Company sponsored 401(k) retirement plan. The Company's only costs during the years ended December 31, 1996, 1997, and 1998 were the management fees charged for administration of the plan.

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

  As the result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at over 3,000 sites. The deterioration results from a microbiological fungus which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has and will sustain to replace such pipe, as well as other damages. As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program, as well as the costs now expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. The Company has been able to significantly reduce the cost of performing the pipe replacement program by managing more efficiently the use of outside contractors as well as controlling the costs incurred by the Company's service crews. (See Note 12 of the Notes to Consolidated Financial Statements).

  Income taxes. The Company uses the liability method (specified by SFAS No.
109) of accounting for income taxes. Under this method, deferred tax liabilities and assets are recorded for the expected future tax consequences of temporary differences between the carrying amounts for financial statement purposes and the tax bases of assets and liabilities. Income tax expense (benefit) for the years ended December 31, 1996, 1997 and 1998 were a charge of $761,565, a benefit of $7.1 million and a charge of $2.8 million, respectively. The variance from 1998 to 1997 and 1997 to 1996 was due to the change in the Company's income before income taxes. The income tax benefit in 1997, which was derived principally from the future deductibility of warranty expense recognized for financial statement purposes in 1997, had been established as a deferred tax asset in the amount of $7.4 million as of December 31, 1997 and was segmented into current and long term based upon projections as to the tax period in which the Company will receive these benefits. The Company utilized some of the deferred tax asset during 1998, thereby decreasing its balance to $4.4 million as of December 31, 1998. The valuation allowance relating to the state net operating loss carryforward component of the deferred tax asset was $275,465 at December 31, 1997 but was eliminated as of December 31, 1998 due to the expectation that the state net operating loss carryforwards will be utilized.

  The Company's foreign subsidiary has undistributed retained earnings of $1.2 million and $1.4 million at December 31, 1997 and 1998, respectively. Because a substantial portion of these earnings has been reinvested in working capital and the remainder is not expected to be remitted to the Company, U.S. income and foreign withholding taxes have not been provided on these unremitted earnings.

  Other expenses. The other expense in 1997 of $1.8 million was associated with the legal settlement regarding licensing of certain patented technology. The other expense in 1998 of $3.7 million was associated with the write-off of a patent license (See Note 12 of Notes to Consolidated Financial Statements).

  Revenue recognition. Sales are recorded upon shipment. Expenses for estimated product returns and warranty costs are accrued in the period of sale recognition.

  Earnings (loss) per share. On December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share and requires the presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings. Basic earnings per share excludes the dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Dilutive earnings per share takes into account the potential dilution that could occur if securities and other contracts to issue common stock were exercised and converted into common stock. Prior periods income (loss) per share calculations have been restated to reflect the adoption of SFAS No. 128.

  Advertising Cost. The Company expenses advertising costs as incurred.

  Research and Development. Research and Development cost, which are expensed by the Company as incurred, were $786,000, $527,000 and $375,500 in 1996, 1997, and 1998, respectively.

  New Accounting Pronouncements. On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. The Company's total comprehensive income(loss) for the years ended December 31, 1996, 1997 and 1998 was $400,074, $12,575,723 and $4,617,917, respectively.

  On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public business enterprises report certain information about the operating segments in a complete set of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires the reporting of certain information about their products and services, the geographic area in which they operate, and their major customers. The adoption of SFAS No. 131 had no impact on the Company's financial position or results of operation.

  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve and deferred tax assets.

3.INVENTORIES

  Inventories consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              1997       1998
                                                           ---------- ----------
Raw materials............................................. $  516,042 $  784,719
Finished goods............................................  6,789,601  6,838,077
                                                           ---------- ----------
                                                           $7,305,643 $7,622,796
                                                           ========== ==========

4.MOLDS AND TOOLING

  Molds and tooling include the following:

                                                            December 31,
                                               Useful  ------------------------
                                                Lives     1997         1998
                                               ------  -----------  -----------
Molds and tooling............................. 3 years $ 4,418,081  $ 2,386,973
Less--accumulated amortization................          (3,431,469)  (1,949,252)
                                                       -----------  -----------
                                                       $   986,612  $   437,721
                                                       ===========  ===========

  Amortization expense of molds and tooling costs was $772,536, $865,106 and $698,058 for the years ended December 31, 1996, 1997 and 1998, respectively.

5.PROPERTY AND EQUIPMENT

  Property and equipment include the following:

                                                            December 31,
                                              Useful   ------------------------
                                              Lives       1997         1998
                                              ------   -----------  -----------
Furniture, fixtures and
 office equipment.........................   3-5 years $   568,397  $   981,801
Equipment.................................  5-10 years   3,781,410    4,075,351
Leasehold improvements....................  lease term     674,874      861,212
                                                       -----------  -----------
                                                         5,024,681    5,918,364
Less--Accumulated depreciation............              (1,154,157)  (1,531,638)
                                                       -----------  -----------
                                                       $ 3,870,524  $ 4,386,726
                                                       ===========  ===========

  Depreciation expense on property and equipment was $285,447, $322,640 and $814,663 for the years ended December 31, 1996, 1997 and 1998, respectively. Fully depreciated assets of $196,284 and $437,181 were removed from both the fixed asset and accumulated depreciation account in 1997 and 1998 respectively.

6.LONG-TERM DEBT

  Term Loans. In 1995, the Company executed a term loan agreement with a bank for $1,600,000 which was used exclusively for the purchase of equipment. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998) and is secured by all equipment financed thereunder. At December 31, 1997 and 1998, $1.2 million and $880,000, respectively, were outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $26,667 plus interest on the unpaid principal balance.

  In 1996, the Company executed a term loan with a bank for $1,000,000 which was used for the acquisition of American Containment, Inc. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998) and is secured by the assets of American Containment, Inc. At December 31, 1997 and 1998, $733,317 and $533,305 was outstanding under the term loan. The loan requires the payment of equal monthly installments of principal in the amount of $16,667 plus interest on the unpaid principal balance.

  In 1996, the Company signed a note payable to a third party of $500,000. The note payable bears an interest rate of 8% compounded annually. At December 31, 1997 and 1998, $187,500 and nothing respectively, was outstanding under this note payable. The note required the payment of equal quarterly installments of $62,500 plus interest on the unpaid principal balance.

  In 1997, the Company borrowed under a term loan credit facility to acquire equipment related to a new pipe manufacturing line. The term loan bears interest at the bank's national commercial rate plus .125% (7.875% at December 31, 1998) and is secured by all equipment financed thereunder. At both December 31, 1997 and 1998, a balance of $807,977 was outstanding under the term loan.

  In 1996, Rene Morin, Inc. borrowed under a term loan for manufacturing equipment. The term loan bears interest at 9.5%. At December 31, 1997 and 1998, a balance of $120,000 and $84,000 was outstanding.

  Also, the Company is evaluating an additional expansion of its manufacturing line which would cost approximately $1.9 million. The Company has signed a letter of intent with its bank in February 1999. This agreement provides for an additional equipment loan bearing interest at the prime rate for up to $2.0 million of these capital purchases.

  Aggregate maturities of the borrowings is as follows:

   1999............................................................. $   667,576
   2000.............................................................     753,642
   2001.............................................................     569,176
   2002.............................................................     161,592
   2003.............................................................     161,592
   Thereafter.......................................................      80,796
                                                                     -----------
                                                                     $ 2,394,374
                                                                     ===========

7.LINE OF CREDIT

  In April 1998, the Company increased its overall working capital line of credit with its bank to $10.0 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. The initial interest rate for this facility was the prime rate plus one-quarter ( 1/4) percent and expires December 31, 1999. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective September 1, 1998, down to the prime rate (7.75% at December 31, 1998).

  In January 1999, the Company negotiated a change in the interest rate charged on the line of credit from the national commercial rate to a LIBOR based rate. The Company is currently charged LIBOR plus 250 basis points (currently 7.44% at February 19, 1999). The rate will be further reduced to LIBOR plus 225 basis points as of June 30, 1999 if certain financial covenants are met.

  Interest expense on borrowings under the line of credit was $195,337, $353,796 and $307,794 in 1996, 1997 and 1998, respectively.

8.EARNINGS (LOSS) PER SHARE

  The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                       For The Year Ended December 31, 1998
                                      -----------------------------------------
                                         Income          Shares      Per-share
                                      (Numerator)    (Denominator)     Amount
                                      -------------  --------------  ----------
Income applicable to common share-
 holders............................. $   4,323,472
                                      =============
BASIC EPS
Income applicable to common share-
 holders............................. $   4,323,472      $ 4,646,000   $   .93
                                                                       =======
EFFECT OF DILUTIVE SECURITIES
Options..............................           --           213,872       --
                                      -------------   --------------   -------
DILUTED EPS
Income applicable to common
 shareholders plus assumed
 conversions......................... $   4,323,472      $ 4,859,872   $   .89
                                      =============   ==============   =======

  Options to purchase 148,000 shares of common stock at a range of $6.63 to $9.50 a share were outstanding during 1998 that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from January 16, 1999 to August 7, 2002, were still outstanding at December 31, 1998.

                                          For The Year Ended December 31, 1997
                                          -------------------------------------
                                             Income        Shares     Per-share
                                          (Numerator)   (Denominator)  Amount
                                          ------------  ------------- ---------
Loss applicable to common shareholders..  $(12,356,204)
                                          ============
BASIC EPS
Loss applicable to common shareholders..  $(12,356,204)   4,641,600    $(2.66)
                                                                       ======
EFFECT OF DILUTIVE SECURITIES
Options.................................           --           --        --
                                          ------------    ---------    ------
DILUTED EPS
Loss applicable to common shareholders
 plus assumed conversions...............  $(12,356,204)   4,641,600    $(2.66)
                                          ============    =========    ======

  Options to purchase 665,000 shares of common stock at a range of $2.50 to $9.50 a share were outstanding during 1997 that were not included in the computation of diluted EPS because effect of the options would have been antidilutive. 595,000 of these options, which expire from January 16, 1999 to August 7, 2002, were still outstanding at December 31, 1998.

                                     For The Year Ended December 31, 1996
                                    -----------------------------------------
                                       Income          Shares      Per-share
                                    (Numerator)    (Denominator)     Amount
                                    ------------   --------------  ----------
Income applicable to common share-
 holders...........................  $    398,210
                                     ============
BASIC EPS
Income applicable to common share-
 holders...........................  $    398,210        4,641,600   $    0.09
                                                                     =========
EFFECT OF DILUTIVE SECURITIES
Options............................           --            67,538         --
                                     ------------    -------------   ---------
DILUTED EPS
Income applicable to common
 shareholders plus assumed
 conversions.......................  $    398,210        4,709,138   $    0.08
                                     ============    =============   =========

  Options to purchase 180,000 shares of common stock at a range of $3.50 to $9.50 a share were outstanding during 1996 that were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. 16,000 of these options, which expire from January 16, 1999 to July 10, 2001, were still outstanding at December 31, 1998.

9.STOCK OPTION PLAN

  At December 31, 1998, the Company had two stock option plans. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

  On January 16, 1994, the shareholders of the Company approved a Stock Compensation Plan (the "Plan"). The Plan authorizes the issuance of up to 400,000 shares of the common stock to key employees of the Company and its subsidiaries. The number of shares authorized for issuance under the Plan, and the outstanding awards granted under the Plan, are subject to adjustment in the event of stock dividends, stock splits and similar transactions. Awards may be granted in the form of nonqualified stock options, incentive stock options, stock appreciation rights, performance units and restricted stock. The options granted under the Plan are restricted and unvested at the date of grant. Stock options are issued at prices equal to the market price at the date of grant. The stock options have a vesting period of five years from the date of issuance.

  On February 27, 1997, the Board of Directors of the Company approved and adopted the 1997 Stock Compensation Plan, which was approved by shareholders on April 11, 1997. The 1997 Plan authorizes the issuance of up to an additional 400,000 shares of Common Stock to employees of the Company and its subsidiaries. The 1997 plan is substantially identical to the 1994 plan. Options to acquire 683,000 shares were outstanding under both plans at December 31, 1998.

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

  Had compensation cost for the plan year been determined based on the fair value of options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below.

                                                 1996       1997         1998
                                               -------- ------------  ----------
Net Income (loss) applicable to
 Common Shareholders.............. as reported $398,210 $(12,356,204) $4,323,472 pro forma $139,880 $(12,554,174) $4,207,743
Basic earnings (loss)
 per share........................ as reported $    .09 $      (2.66) $      .93
                                     pro forma $    .03 $      (2.71) $      .91
Diluted earnings (loss)
 per share........................ as reported $    .08 $      (2.66) $      .89
                                     pro forma $    .03 $      (2.71) $      .87

  These pro forma amounts may not be representative of future disclosure because they do not take into effect the pro forma compensation expense related to grants before 1995.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998, respectively; no dividend yield for all years; expected volatility of 61.63%, 32.00% and 66.63%; risk-free interest rate of 6.79%, 6.11% and 5.23%; and expected lives of 10 years for all years for options under the Plan and five years for options granted to the Chief Executive Officer.

  A summary of the status of the Company's option plans as of December 31, 1998, and changes for the three years then ended was as follows:

                                1996               1997              1998
                          ------------------ ----------------- ------------------
                                   Weighted          Weighted           Weighted
                                    Average           Average            Average
                          Number   Exercise  Number  Exercise  Number   Exercise
                            of     Price Per   of    Price Per   of     Price Per
                          Shares     Share   Shares    Share   Shares     Share
                          -------  --------- ------- --------- -------  ---------
Outstanding at beginning
 of year................  205,000    $9.50   595,000   $4.20   665,000    $4.10
Options granted.........  480,000     2.77    70,000    2.70    88,000     5.56
Options exercised.......      --       --        --      --    (11,000)    2.52
Options forfeited.......  (90,000)    8.33       --      --    (59,000)    4.92
                          -------    -----   -------   -----   -------    -----
Outstanding at end of
 year...................  595,000    $4.24   665,000   $4.10   683,000    $4.51
                          =======    =====   =======   =====   =======    =====
Options exercisable at
 year end...............   52,000    $9.50   201,000   $5.41   268,600    $5.01
                          -------    -----   -------   -----   -------    -----
Weighted average fair
 value of options
 granted during the
 year...................             $2.54             $1.53              $4.33
                                     =====             =====              =====

  The following information applies to options outstanding at December 31, 1998:

Number outstanding............................................          683,000
Range of exercise prices......................................   $2.50 to $9.50
Weighted average exercise price...............................            $4.24
Weighted average remaining contractual life................... 2 years 6 months

  The following table summarizes information about non-qualified stock options at December 31, 1998:

                                Options Outstanding          Options Exercisable
                         ---------------------------------- ---------------------
                            Number      Weighted               Number
                         Outstanding    Average    Weighted Exercisable  Weighted
  Range of                    at       Remaining   Average       at      Average
  Exercise               December 31, Contractual  Exercise December 31, Exercise
   Prices                    1998         Life      Price       1998      Price
  --------               ------------ ------------ -------- ------------ --------
$2.50 to $3.50..........   485,000    2 yr. 10 ms.  $2.81     180,600     $2.82
$4.75 to $6.63..........    88,000    4 yr. 10 ms.  $5.56         --        --
$9.50...................   110,000           1 ms.  $9.50      88,000     $9.50

10.PREFERRED STOCK

  On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share (the "Preferred Stock"), or $4 million in the aggregate. The Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

11.INCOME TAXES

  The provision (benefit) for income taxes consists of the following:

                                                Year ended December 31,
                                           ------------------------------------
                                              1996         1997         1998
                                           -----------  -----------  ----------
Currently payable:
  Federal................................. $(1,043,920) $(1,390,866) $ (354,236)
  State...................................         --      (178,732)     23,018
  Foreign.................................     289,040      180,241      47,779
Deferred..................................   1,516,445   (5,719,438)  3,042,634
                                           -----------  -----------  ----------
                                           $   761,565  $(7,108,795) $2,759,195
                                           ===========  ===========  ==========

  The Company's income, as reported in the statement of operations, differs from taxable income as reported in its tax return principally due to the use of accelerated depreciation for income tax purposes, and the accrual of warranty expenses and other accruals for financial reporting purposes which are deductible for income tax purposes when paid.

  Deferred income tax expense (benefit) consists of the following:

                                               Year ended December 31,
                                          -----------------------------------
                                             1996        1997         1998
                                          ----------  -----------  ----------
Depreciation............................. $    4,209  $    31,633  $   51,133
Allowance for doubtful accounts..........        --       (58,500)    (85,995)
Warranty reserve.........................  1,522,413   (5,021,502)  4,298,704
Other reserves...........................        --      (672,011)    549,398
Federal and state NOL carryforward.......        --           --   (1,490,071)
Decrease in valuation allowance of state
 NOL.....................................        --           --     (275,465)
Other....................................    (10,177) $       942      (5,070)
                                          ----------  -----------  ----------
                                          $1,516,445  $(5,719,438) $3,042,634
                                          ==========  ===========  ==========

  A reconciliation of income taxes with the amounts which would result from applying the U.S. statutory rate follows:

                                                Year ended December 31,
                                            ---------------------------------
                                              1996       1997         1998
                                            --------  -----------  ----------
Tax expense (benefit) at U.S. statutory
 rate...................................... $394,324  $(6,618,099) $2,497,969
State income tax expense (benefit), net of
 federal benefit...........................      --      (910,592)    413,099
Excess foreign tax on foreign subsidiary
 income....................................   36,363       35,028       5,029
Amortization of certain intangible assets
 and non-deductible meals and entertain-
 ment......................................  172,825      261,794     115,623
Increase (decrease) in valuation allow-
 ance......................................  159,687      115,778    (275,465)
Other......................................   (1,634)       7,296       2,940
                                            --------  -----------  ----------
                                            $761,565  $(7,108,795) $2,759,195
                                            ========  ===========  ==========

  Significant components of the deferred tax balances at December 31, 1997 and 1998 are:

                                  December 31, 1997       December 31, 1998
                                ----------------------  ---------------------
                                 Current    Noncurrent   Current   Noncurrent
                                 deferred    deferred    deferred   deferred
                                ----------  ----------  ---------- ----------
Warranty reserve............... $2,303,873  $4,381,195  $2,126,277 $  260,087
Accrued vacation...............     43,325         --          --         --
Other reserves.................    672,010         --      165,937        --
Allowance for doubtful ac-
 counts........................     78,000         --      163,995        --
Depreciation...................        --      (75,301)        --    (126,434)
Net operating loss carry for-
 ward..........................    275,465         --      372,366  1,393,170
Other..........................     16,957         --       22,027        --
                                ----------  ----------  ---------- ----------
                                $3,389,630  $4,305,894  $2,850,602 $1,526,823
Valuation Allowance............   (275,465)        --          --         --
                                ----------  ----------  ---------- ----------
                                $3,114,165  $4,305,894  $2,850,602 $1,526,823
                                ==========  ==========  ========== ==========

  Realization of deferred tax assets associated with net operating loss (NOL) carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company provided a valuation allowance of $275,465 for state deferred income tax assets in 1997 but removed the valuation allowance in 1998 due to the expectation that they will be fully realized. Although realization is not assured for the remaining deferred tax assets at December 31, 1998, the Company believes it is more likely than not that they will be realized through future taxable earnings.

12.PATENTS AND TRADEMARKS, LITIGATION AND CONTINGENCIES

  In December 1994, the Company acquired a license for all inventions covered by a third party's patents, patent applications and continuations in exchange for a payment of $2.0 million in cash and $1.5 million of the Company's Common Stock. The Company capitalized these costs as well as certain other acquisition costs. The Company was expensing these costs over a 17 year amortization period.

  Two cases were pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the Fall of 1998. The court issued an order on September 29, 1998 which, among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor has filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximatley $3.7 million.

  In January, 1998 the Company settled and terminated litigation with two competitors who claimed that they possessed licenses to manufacture and sell underground systems with retractability and other features covered by patents licensed to the Company. The purported licensees acknowledged that whatever license rights they had were terminated and the Company paid approximately $1.64 million to them, excluding various other expenses associated with this litigation of approximately $160,000.

  During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that

Dayco supplied pipe that was defective because it was susceptible to microbial fungus. In its suit, the Company requests that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims. (See Note 2 of the Notes to Consolidated Financial Statements--"Significant Accounting Policies--Warranty Reserve.")

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

13.COMMITMENTS

  Dayco Agreement. On January 1, 1993, Dayco and the Company entered into a five year supply agreement (the "Dayco Agreement") pursuant to which Dayco agreed to sell Enviroflex primary pipe exclusively to the Company for use in flexible double-wall underground piping systems and the Company agreed to purchase such pipe exclusively from Dayco. During 1997, the Company terminated this agreement (see Note 12). Dayco has asserted that it is entitled to payment of approximately $4.0 million for goods, services, and freight contracted for by the Company under the Dayco Agreement. The Company has declined to pay this for the reason, among other things, that management estimates that amounts owed to the Company by Dayco exceed the amount to which Dayco claims it is entitled.

  Employment Agreements. The Company has employment agreements with certain key executives that provide severance pay benefits if there is a change in control of the Company. The agreements will continue in effect on a year-to-year basis until terminated or not renewed by the Company or key executives. Upon a change in control, the Company shall continue to pay the key executives' salaries per the agreements and certain benefits for the agreed upon time periods. The maximum contingent liability under the agreements at December 31, 1998 was $908,000.

  Lease Commitments. The Company leases its facilities, certain office equipment and vehicles under noncancelable operating leases. Total rental expense under these leases for the years ended December 31, 1996, 1997 and 1998 was approximately $235,000, $867,000 and $943,000, respectively.

  Future minimum lease payments under noncancelable operating leases at December 31, 1998 are as follows (rounded to the nearest thousands):

   Year ended
   December 31,
   ------------
   1999.............................................................. $1,032,000
   2000..............................................................  1,026,000
   2001..............................................................    945,000
   2002..............................................................    699,000
   2003..............................................................    653,000
                                                                      ----------
                                                                      $4,355,000
                                                                      ==========

14.FOREIGN OPERATIONS AND EXPORT SALES

  Summarized financial data with respect to the operations of TCI-Environment NV at December 31, 1997 and 1998 and for the years then ended follows (rounded to the nearest thousand):

                                                              1997       1998
                                                           ---------- ----------
   Total assets........................................... $2,144,000 $1,783,000
   Total liabilities......................................    912,000    418,000
                                                           ---------- ----------
   Net assets............................................. $1,232,000 $1,365,000
                                                           ========== ==========
   Net sales.............................................. $3,536,000 $3,782,000
                                                           ========== ==========
   Net income............................................. $  248,000 $   78,000
                                                           ========== ==========

  The Company's net sales by geographic region (rounded to the nearest thousand)are as follows:

                                                  Year Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
                                            ----------- ----------- -----------
Net Sales:
  United States............................ $25,001,000 $33,128,000 $41,950,000
  Canada...................................   1,566,000   1,463,000   1,646,000
  Mexico, Central and South America........   6,028,000   6,412,000   5,059,000
  Europe and the Middle East...............   3,761,000   3,536,000   3,781,000
  Southeast Asia, Australia and New
   Zealand.................................   1,374,000   1,110,000   1,146,000
                                            ----------- ----------- -----------
    Total.................................. $37,730,000 $45,649,000 $53,582,000
                                            =========== =========== ===========

                                     TOTAL
                                  CONTAINMENT

                           Delivering the Difference


                              Board of Directors

                               Pierre Desjardins
                 Chairman, President & Chief Executive Officer

                               Jean-Claude Arpin
                                   Director

                                 Marcel Dutil
                                   Director

                                  Paul Gobeil
                                   Director

                                 Bernard Gouin
                                   Director

                             Nycole Pageau-Goyette
                                   Director

                                 Marc Guindon
                                   Director


                        Stock Transfer Agent & Register
                    American Stock Transfer & Trust Company

                           Stock Market Information
                Total Containment, Inc. stock is traded on the
                         Nasdaq National Market System.

                          Nasdaq Trading Symbol: TCIX



                            Total Containment, Inc.
                               A130 North Drive
                                 P.O. Box 939
                                Oaks, PA 19456
                               tel: 610-666-7777
                               fax: 610-666-5321

                           www.totalcontainment.com
                          sales@totalcontainment.com
                             Shareholder Contact:
                           kruk@totalcontainment.com