Form 10-Q
period 1999-03-31
TOTAL CONTAINMENT INC
filed 1999-05-13
CIK 913666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

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

                           Yes    X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at April 30, 1999.

                            Total Containment, Inc.

                                     Index

                                                         Page

Part I.     Financial Information

  Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet -
     December 31, 1998 and March 31, 1999                   3

     Condensed Consolidated Statement of Operations
     - Three months ended March 31, 1998 and 1999           4

     Condensed Consolidated Statement of Cash Flows -
     Three months ended March 31, 1998 and 1999             5

     Notes to Condensed Consolidated Financial
     Statements - March 31, 1998                            6

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                       9


Part II.  Other Information

  Item 1.  Legal Proceedings                               14

  Item 6.  Exhibits and Reports on Form 8-K                14

Signatures                                                 15

Part I.  Financial Information

      Item 1. Financial Statements

                            TOTAL CONTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

December 31,  March 31,

   1998         1999

          (Unaudited)

   (In thousands)
                                       ASSETS
     Current Assets:
              Cash and cash equivalents
   $132          $20
              Accounts receivable, net
 13,329        9,907
              Inventories - Note 2
  7,623        8,930
              Deferred income taxes
  2,851        2,547
              Other assets
    767          769

                             Total current assets
 24,702       22,173

     Molds and tooling, net
    438          412
     Property and equipment, net
  4,386        4,604
     Patents and patent rights, net
    310          295
     Goodwill, net
  5,792        5,699
     Deferred income taxes
  1,527        2,489

     Total Assets
$37,155      $35,672

                LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
              Line of credit borrowings
$ 3,388      $ 6,045
              Current portion of long-term debt
    668          590
              Accounts payable, trade and accrued expenses
  6,412        4,662
              Other payable
  4,020        4,020
              Warranty reserve
  5,452        4,121

                             Total current liabilities
 19,940       19,438

     Long-term debt
  1,727        1,660
     Warranty reserve
    667          719

                             Total liabilities
 22,334       21,817

     Shareholders' Equity:
              Preferred stock - $10,000 stated value;
                authorized 400 shares issued and
                outstanding
  4,000        4,000
              Common stock - $0.01 par value;
                 authorized 20,000,000 shares;
                 4,652,600 and 4,672,600 shares issued and
                    outstanding
     47           47
              Capital in excess of par value
 13,756       13,808
              Retained earnings
 (2,816)      (3,857)
              Equity adjustment from foreign
                     currency translation
   (166)        (143)

                             Total shareholders' equity
 14,821       13,855

     Total Liabilities & Shareholders' Equity
$37,155      $35,672

See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                Three months
ended
                                                     March 31,
                                                1998        1999
                                      (In thousands, except per
share data)
Net sales                                    $10,221       $7,770
Cost of sales (excluding warranty
  provision)                                   6,041        5,929

                                               4,180        1,841

Warranty Provision                               302          228

Gross Profit                                   3,878        1,613

Selling, general and administrative            2,856        2,973
Amortization of patents, licenses
  and goodwill                                   119           61

Income (loss) from operations                    903
(1,421)
Interest expense                                 149          131

Income (loss) before income taxes                754
(1,552)
Income tax expense (benefit)                     277
(587)

Net income (loss)                                477
(965)

Preferred stock dividends                         14           76

Net income (loss) applicable to common
  shareholders                               $   463
$(1,041)

Net income (loss) per common share             $0.10
($0.22)

Weighted average shares and share
   used in computation of net income (loss)
   per share                                   4,642        4,657

See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)

                                                          Three
months ended

March 31,
                                                           1998
     1999
                                                            (In
thousands)
Cash flows from operating activities:
  Net income (loss)                                      $  477
   $ (965)
  Adjustment to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                         473
      395
      Change in operating assets and liabilities         (3,089)
     (289)
      Change in warranty accrual                           (785)
   (1,279)
         Net cash used for operating activities         ($2,924)
  ($2,138)
Cash flows from investing activities:
  Purchase of property and equipment                       (325)
     (538)
    Net cash used for investing activities                 (325)
     (538)

 Cash flows from financing activities:
   Proceeds from the sale of preferred stock              4,000
        0
   Proceeds from the sale of common stock                     0
       52
   Net borrowings (repayments) on long-term debt           (202)
     (145)
   Net borrowings (repayments) under line of credit        (705)
    2,657
     Net cash provided by financing activities            3,093
    2,564

Net decrease in cash                                      ($156)
    ($112)

See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

Note 1 - Basis of Presentation

      The unaudited Condensed Consolidated Financial Statements of
Total Containment, Inc. and its wholly-owned subsidiaries (the
"Company") have been prepared in accordance with generally accepted accounting principles for interim financial information.

Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended
December 31, 1998.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve allowance for doubtful accounts and deferred tax assets.

      New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total comprehensive income (loss) for the quarters ended March 31, 1998 and 1999 was $477,000 and $(965,000) respectively.

      The AICPA's Accounting Standards Executive Committee has issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. SOP 98-1 is
<PAGE 6> effective for fiscal years beginning after December 15,
1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

Note 2 - Inventories

      The components of inventory consist of the following:


                                         Dec. 31,       March 31,
                                           1998            1999
                                                      (In
thousands)

          Raw Materials                   $  785          $  798
          Finished Goods                   6,838           8,132
                                          $7,623          $8,930

Note 3 - Line of Credit

      In April 1998, the Company increased its overall working capital line of credit with its bank to $10.0 million . This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective September 1, 1998, down to the prime rate.

      In January 1999, the Company negotiated a change in the interest rate charged on the line of credit from the national commercial rate to a LIBOR based rate. The Company is currently charged LIBOR plus 250 basis points (currently 7.44% at February 19, 1999). The rate will be further reduced to LIBOR plus 225 basis points as of June 30, 1999 if certain financial covenants are met.

Note 4 - Sale of Preferred Stock

      On March 17, 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized perpetual Class A Floating Rate Preferred Stock of the Company at $10,000 cash per share (the "Preferred Stock"), or $4 million in the aggregate. The perpetual Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the
<PAGE 7> Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million , or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

Note 5 - Warranty Reserves

      The Company's Tank Jacket product line carries a warranty of one year for workmanship and materials. The Enviroflex product line carries a ten-year warranty for workmanship and materials. The Tank Jacket product line also carries a thirty year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other products liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

      As a result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost, anticipated to be incurred over a two to three year period, of inspecting and replacing pipe that had deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at approximately 3,000 remaining sites.
The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has sustained and will sustain to replace such pipe, as well as other damages.

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

RESULTS OF OPERATIONS - First Quarter of 1999 compared to First
Quarter of 1998

Net Sales

      The Company's net sales for the quarter ended March 31, 1999, were $7.8 million compared to $10.2 million for the corresponding quarter in 1998, a decrease of 23.5%. The decrease was attributable to a decrease of revenues from our field operations at our American Containment, Inc. subsidiary, as well as a decrease of product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies resulted in decreased revenues from these customers and has created short-term uncertainty regarding their capital expenditure plans. <PAGE 9>

Gross Profit (Loss)

      The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit after the warranty provision for the quarter ended March 31, 1999, was $1.6 million compared to $3.9 million for the corresponding quarter in 1998. The decrease resulted primarily from a decrease in product sales volume as well as a decrease in the field operation sales volume.

      Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit primarily from the decreased sales.

      The Company's gross profit percentage after the effect of the warranty provision decreased to 21.6% for the quarter ended March 31, 1999 compared to a gross profit of 37.9% for the corresponding quarter in 1998. The decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, increased scrap levels due to production problems experienced by our standard pipe vendor and higher freight costs.

Operating Expense

      Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 1998 were $3.0 million compared to $2.9 million for the corresponding quarter in 1998. The increase for the quarter resulted mainly from an increase in training costs related to the implementation of our new information system at our field service operations.

Amortization of Intangibles

      Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. The decrease in amortization expense to $61,000 for the quarter ended March 31, 1999 from $119,000 in 1998 is due to the write off of a patent license in the third quarter of 1998.
  <PAGE 10>
Interest Expense

      Interest expense for the quarter ended March 31, 1999 was $131,000 compared to $149,000 for the corresponding quarter in 1998. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease is due to a lower rate charged on the Company's line of credit during the 1999 period as compared to the 1998 period.

Income Taxes

      Income tax benefit for the quarter ended March 31, 1999 was $587,000 compared to an income tax expense of $277,000 for the corresponding quarter in 1998. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1998 and 1999 periods.

Net Income (Loss)

      The Company's net loss for the quarter ended March 31, 1999 was $965,000 compared to a profit of $477,000 for the corresponding quarter in 1998. The decrease of $1.4 million in net income for the quarter resulted from decreased sales and a decrease in gross margin percentage. The Company has made some adjustments in its spending and staffing levels and will continue to monitor the industry and its capital expenditure short term plans.

Preferred Stock Dividends

      The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock (the "Preferred Stock") to the Company's principal shareholder at $10,000 cash per share, or $4.0 million in the aggregate.

Seasonality and Economic Conditions

      The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 1999, the Company did experience adverse sales and operating results due to inclement weather. The Company's sales have been adversely affected to a slight extent due to the Asian economic crisis.

      The recently announced merger plans of several large oil companies have created short-term uncertainty regarding their capital expenditure plans. During the quarter ended March 31, 1999, the Company did experience adverse sales and operating
<PAGE 11> results due to a reduction in spending by the large oil companies.

Financial Condition

      On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share, or $4.0 million in the aggregate. For more information, see "Note 4 - Sale of Preferred Stock" set forth in the Notes to Condensed Consolidated Financial Statements for March 31, 1999.

      The increase in the Company's inventory to $8.9 million as of March 31, 1999, as compared to $7.6 million as of December 31, 1998, is attributable to normal inventory increases due to seasonality and building inventories for higher expected sales volumes.

Liquidity and Capital Resources

      The Company had working capital of $2.7 million and $4.8 million at March 31, 1999 and December 31, 1998, respectively. During the first quarter of 1999, the Company utilized its line of credit to fund its pre-tax loss of $1.6 million and make purchases of equipment of approximately $500,000.

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

Year 2000 Disclosure

      Management initiated, early in 1998, an enterprise-wide program to identify areas where Company owned or operated computer hardware, software, electronically operated manufacturing and support equipment, and any other application, could be adversely impacted by the problems presented by the year 2000, and prepare these computer systems, applications, and other equipment for continuing use through the year 2000. Assessment and testing of all computer hardware and software and manufacturing hardware and software is complete. The Company has identified where a small amount of remediation must be performed where a few older personal computers will be replaced. The Company expects all of its internal remediation to be completed by June 1999; however, despite its best efforts, business may be interrupted with potentially material impact on its financial position or results of operations if any of the following occur:

<PAGE 12> external supply of raw materials or utilities is
delayed or unavailable for an extended period; manufacturing systems fail; or, central corporate computer systems fail. To limit the effects of these potential failures, the Company has completed corporate contingency planning guidelines and will prepare contingency plans for potential disruptions of critical systems or processes. Examples of contingency plans include modifications to computer systems, ensuring availability of additional information technology personnel during the critical time period, backing-up systems at off-site facilities, making alternate raw material supply arrangements, and preparing for temporary shut-downs of certain plants and facilities. In addition, the Company has standard operating procedures in place for a safe and orderly shut-down of systems and facilities should this be necessary.

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

      In the opinion of management, the Company believes that all of its important business resources, either currently or in the near future, are expected allow the Company to continue operating through the year 2000 and that there will be no disruption of any material business operation or capability.

Part II.  Other Information

Item 1.   Legal Proceedings

      The legal action that is pending against Dayco Products, Inc., in the United States District Court for the Eastern District of Pennsylvania, which was reported in the Company's Annual Report and Form 10-K for the fiscal year ended
December 31, 1998, was scheduled to go to trial in July 1999. However, it now appears that trial of this case will be delayed at least until the fall of 1999. Dayco Products, Inc. recently initiated a separate legal action against the Company in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages and injunctive relief. The Company believes that it has meritorious defenses to this action. It has filed a motion to have this case dismissed on the basis that Dayco's claims relate to litigation pending in the Eastern District of Pennsylvania. In the alternative, the Company has moved that the action be transferred to the Eastern District of Pennsylvania.

      A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1998.

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


                                    Total Containment, Inc.

Date  May 13, 1999                  By/s/ Pierre Desjardins

                                          Pierre Desjardins
                                          President and Chief
Executive
                                          Officer



Date  May 13, 1999                  By/s/ Keith R. Ruck

                                          Keith R. Ruck
                                          Vice President Finance
and
                                          Chief Financial Officer

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

 <PAGE 16>