Form 10-Q
period 1999-06-30
TOTAL CONTAINMENT INC
filed 1999-08-13
CIK 913666

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1999

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

                  Yes    X          No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at July 30, 1999.

                            Total Containment, Inc.
                                     Index

                                                            Page

Part I.     Financial Information

      Item 1.     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheet -
      December 31, 1998 and June 30, 1999                     3

      Condensed Consolidated Statement of
      Operations - Three and six months
      ended June 30, 1998 and 1999                            4

      Condensed Consolidated Statement of Cash
      Flows - Six months ended June 30, 1998
      and 1999                                                5

      Notes to Condensed Consolidated
      Financial Statements - June 30, 1999                    6

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations                             9

Part II.  Other Information

      Item 1.     Legal Proceedings                          14

      Item 4.     Submission of Matters to a Vote
                  of Security Holders                        14

      Item 5.     Other Information                          15

      Item 6.     Exhibits and Reports on Form 8-K           16

Signatures                                                   17

Part I.  Financial Information

 Item 1. Financial Statements

                            TOTAL CONTAINMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              December 31,    June 30,
                                                                                  1998           1999
                                                                                            (Unaudited)
                                                                                   (In thousands)

                                   ASSETS
 Current Assets:
          Cash and cash equivalents                                                 $132         $130
          Accounts receivable, net                                                13,329        6,796
          Inventories                                                              7,623        8,245
          Deferred income taxes                                                    2,851        2,547
          Other assets                                                               767          759

                         Total current assets                                     24,702       18,477

 Molds and tooling, net                                                              438          367
 Property and equipment, net                                                       4,386        4,601
 Patents, patent rights and licenses, net                                            310          280
 Goodwill, net                                                                     5,792        5,652
 Deferred income taxes                                                             1,527        3,163

 Total Assets                                                                    $37,155      $32,540
                                                                                 =======      =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
          Line of credit borrowings                                               $3,388       $5,570
          Current portion of long-term debt                                          668          592
          Accounts payable, trade and accrued expenses                             6,412        4,454
          Other payable                                                            4,020        4,020
          Warranty reserve                                                         5,452        1,378

                         Total current liabilities                                19,940       16,014

 Long-term debt                                                                    1,727        1,511
 Warranty reserve                                                                    667        2,656

                         Total liabilities                                        22,334       20,181

 Shareholders' Equity:
          Preferred stock - $10,000 stated value; authorized 400 shares;
             400 shares issued and outstanding                                     4,000        4,000
          Common stock - $0.01 par value;
             authorized 20,000,000 shares;
             4,652,600 and 4,672,600 shares issued and outstanding                    47           47
          Capital in excess of par value                                          13,756       13,808
          Retained earnings                                                       (2,816)      (5,324)
          Equity adjustment from foreign
                 currency translation                                               (166)        (172)

                         Total shareholders' equity                               14,821       12,359

 Total Liabilities & Shareholders' Equity                                        $37,155      $32,540
                                                                                 =======      =======


See notes to condensed consolidated financial statements.

                            TOTAL CONTAINMENT, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                                      Three months ended        Six months ended
                                                           June 30,                  June 30,
                                                       1998         1999       1998        1999
                                                         (In thousands, except per share data)
Net sales                                              $14,259       $7,136    $24,480     $14,906
Cost of sales (excluding warranty provision)             7,861        6,015     13,902      11,944

                                                         6,398        1,121     10,578       2,962

Warranty Provision                                         428          208        730         436

Gross Profit                                             5,970          913      9,848       2,526

Selling, general and administrative                      3,543        2,920      6,399       5,893
Amortization of patents, licenses and goodwill             125           62        244         123

Income (loss) from operations                            2,302       (2,069)     3,205      (3,490)
Interest expense                                           115          171        264         302

Income (loss) before income taxes                        2,187       (2,240)     2,941      (3,792)
Income tax expense (benefit)                               851         (851)     1,128      (1,438)

Net income (loss)                                        1,336       (1,389)     1,813      (2,354)

Preferred stock dividends                                   88           78        102         154

Net income (loss) applicable to common
  shareholders                                          $1,248      ($1,467)    $1,711     ($2,508)
                                                       =======      =======     ======     ========

Net income (loss) per common share                       $0.27       ($0.31)     $0.37      ($0.54)
                                                       =======      =======     ======     ========
Weighted average shares and share
   used in computation of net income (loss)
   per share                                             4,642        4,673      4,642       4,673
                                                       =======      =======     ======     ========
Earnings (loss) per common share - diluted               $0.25       $(0.31)     $0.36      $(0.54)
                                                       =======      =======     ======     ========

Weighted average shares used in computation
   of net income (loss) per share - diluted              4,899        4,673      4,809       4,673
                                                       =======      =======     ======     =======

                            TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (Unaudited)
                                                                          Six months ended
                                                                              June 30,
                                                                         1998         1999
                                                                           (In thousands)
 Cash flows from operating activities:
   Net income (loss)                                                      1,813       (2,354)
   Adjustment to reconcile net income (loss) to
     net cash used for operating activities:
       Depreciation and amortization                                      1,013          897
       Change in operating assets and liabilities                        (3,432)       2,470
       Change in warranty reserve                                        (3,066)      (2,085)
          Net cash used for operating activities                        ($3,672)     ($1,072)

 Cash flows from investing activities:
     Purchase of property and equipment                                    (874)        (872)
          Net cash used for investing activities                           (874)        (872)

 Cash flows from financing activities:
     Proceeds from the sale of preferred stock                            4,000            0
     Proceeds from the sale of common stock                                  20           52
     Net borrowings (repayments) on long-term debt                         (404)        (292)
     Net borrowings (repayments) under line of credit                       992        2,182
          Net cash provided by financing activities                       4,608        1,942

 Net decrease in cash                                                       $62          ($2)
                                                                        =======      ========

See notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

Note 1 - Basis of Presentation

      The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended
December 31, 1998.

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

      New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total Comprehensive Income (loss) for the quarters ended June 30, 1998 and 1999 was $1,287,000 and $(1,360,000) and for the six months ended June 30, 1998 and 1999 was $1,764,000 and $(2,360,000), respectively.

      The AICPA's Accounting Standards Executive Committee has issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP segments an internal use software project into stages and the accounting is based on the stage in which a cost is incurred. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.


Note 2 - Inventories

      The components of inventory consist of the following:

                              Dec. 31,          June 30,
                                1998              1999
                                    (In thousands)

Raw Materials                 $   785           $   717
Finished Goods                  6,838             7,528
                              $ 7,623           $ 8,245

Note 3 - Line of Credit

      In April 1998, the Company increased its overall working capital line of credit with its bank to $10.0 million. At
June 30, 1999 the unpaid principal balance under the line of credit was $ 5.6 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective September 1, 1998, down to the prime rate.

      Due to the losses the Company has sustained in the first and second quarters of 1999, the Company was in technical default of certain financial covenants of the line of credit agreement regarding required earnings before interest, income taxes, depreciation and amortization levels (EBITDA) and warranty spending (primarily the pipe replacement program) in excess of EBITDA. The Company and the bank have entered into a temporary forbearance agreement which expires on August 17, 1999. This agreement has reduced the overall maximum amount of the line of credit from $10 million down to $7 million. The Company and the bank continue to work to establish a longer-term plan to continue to provide financing to the Company. As part of the temporary forbearance agreement, the bank has waived the right to charge a default rate of interest, which would be 2% in excess of the current lending rate, through August 17, 1999. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be materially affected. The bank has also notified the Company that the LIBOR-based borrowing capability is no longer available and that it may not provide an additional equipment loan to finance the Company's expansion of its manufacturing line. See Part II, Item 5. Other Information.

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

      As part of the Company's line of credit agreement, the bank has the right to charge a default rate of interest, which is 2% above the current prime rate. If the bank elects this right to increase the rate of interest charged on the line of credit, the interest rate experienced on the preferred stock would also increase by 2%. The bank has waived its right to charge the default rate of interest through August 17, 1999.

Note 5 - Warranty Reserves

      The Company's Tank Jacket product line carries a warranty of one year for workmanship and materials. The Enviroflex product line carries a ten-year warranty for workmanship and materials. The Tank Jacket product line also carries a thirty-year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other product liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

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

      As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program, as well as the costs now expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $ 3.3 million. The Company has been able to significantly reduce the cost of performing the pipe replacement program by managing more efficiently the use of outside contractors as well as controlling the costs incurred by the Company's service crews.

      Due to the decrease in the results of its operations during the first and second quarters of 1999, the Company has significantly slowed its pipe replacement program starting in May 1999. The Company expects that it will continue to replace the deteriorating pipe as results of operations allow it to provide funds for such activities.

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

RESULTS OF OPERATIONS - Second Quarter of 1999 compared to Second
Quarter of 1998

Net Sales

      The Company's net sales for the quarter ended June 30, 1999, were $ 7.1 million compared to $14.3 million for the corresponding quarter in 1998, a decrease of 50.0%. The decrease was attributable to a decrease in revenues from our field operations at our American Containment, Inc. subsidiary, as well as a decrease of product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies has created short-term uncertainty regarding their capital expenditure plans.

Gross Profit (Loss)

      The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, after the warranty provision for the quarter ended June 30, 1999, was $ 913,000 compared to $ 6.0 million for the corresponding quarter in 1998. The decrease resulted primarily from a decrease in product sales volume as well as a decrease in the field operation sales volume.

      Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit primarily from the decreased sales.

      The Company's gross profit percentage after the effect of the warranty provision decreased to 12.8% for the quarter ended June 30, 1999 compared to a gross profit percentage of 41.9% for the corresponding quarter in 1998. The decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, increased scrap levels due to production problems experienced by our standard pipe vendor and higher freight costs.

Operating Expense

      Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended June 30, 1999 were $ 2.9 million compared to $3.5 million for the corresponding quarter in 1998. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to cost reductions initiated by the Company during the second quarter. These reductions are expected to be more evident during the third and fourth quarters of 1999.

Amortization of Intangibles

      Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. The decrease in amortization expense to $ 62,000 for the quarter ended June 30, 1999 from $125,000 in 1998 is due to the write off of a patent license in the third quarter of 1998.

Interest Expense

      Interest expense for the quarter ended June 30, 1999 was $ 171,000 compared to $115,000 for the corresponding quarter in 1998. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase is due to an increase in the average outstanding balance under the line of credit as compared to the 1998 period.

Income Taxes

      Income tax benefit for the quarter ended June 30, 1999 was $851,000 compared to an income tax expense of $851,000 for the corresponding quarter in 1998. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1998 and 1999 periods.

Net Income (Loss)

      The Company's net loss for the quarter ended June 30, 1999 was $ 1.4 million compared to net income of $1.3 million for the corresponding quarter in 1998. The decrease of $ 2.7 million in net income (loss) for the quarter resulted from decreased sales and a decrease in gross margin percentage. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short-term capital expenditure plans.

Preferred Stock Dividends

      The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock (the "Preferred Stock") to the Company's principal shareholder at $10,000 cash per share, or $4.0 million
in the aggregate.   The dividends have been accrued, but
currently the Preferred Stockholder has elected to defer the actual cash payment of these dividends without penalty to the Company.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1999 vs. Six
Months Ended June 30, 1998

Net Sales

      The Company's net sales for the six months ended June 30, 1999, were $ 14.9 million compared to $24.5 million for the corresponding six months in 1998, a decrease of 39.1%. The decrease was attributable to a decrease in revenues from our field operations at our American Containment, Inc. subsidiary, as well as a decrease of product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies has created short-term uncertainty regarding their capital expenditure plans.

Gross Profit (Loss)

      The Company's gross profit after the warranty provision for the six months ended June 30, 1999, was $ 2.5 million compared to $ 9.8 million for the corresponding six months in 1998. The decrease resulted primarily from a decrease in product sales volume as well as a decrease in the field operation sales volume.

      Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit primarily from the decreased sales.

      The Company's gross profit percentage after the effect of the warranty provision decreased to 16.9% for the six months ended June 30, 1999 compared to a gross profit of 40.2% for the corresponding six months in 1998. The decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, increased scrap levels due to production problems experienced by our standard pipe vendor and higher freight costs.

Operating Expense

      Selling, general and administrative expenses for the six months ended June 30, 1999 were $ 5.9 million compared to $6.4 million for the corresponding six months in 1998. The decrease for the six months ended June 30, 1999 resulted mainly from a decrease in personnel headcount and activity levels due to cost reductions initiated by the Company.

Amortization of Intangibles

      The decrease in amortization expense to $ 123,000 for the six months ended June 30, 1999 from $244,000 in 1998 is due to the write off of a patent license in the third quarter of 1998.

Interest Expense

      Interest expense for the six months ended June 30, 1999 was $ 302,000 compared to $264,000 for the corresponding six months in 1998. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase is due to an increase in the average outstanding balance of the line of credit as compared to the 1998 period.

Income Taxes

      Income tax benefit for the six months ended June 30, 1999 was $ 1.4 million compared to an income tax expense of $ 1.1 million for the corresponding six months in 1998. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1998 and 1999 periods. In recognizing this benefit, the Company increased its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that this asset will be realized in future years as a result of its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

      The Company's net loss for the six months ended June 30, 1999 was $ 2.4 million compared to net income of $1.8 million for the corresponding six months in 1998. The decrease of $ 4.2 million in net income (loss) for the quarter resulted from decreased sales and a decrease in gross margin percentage. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short-term capital expenditure plans.

Preferred Stock Dividends

      The preferred stock dividend, approved by the Company's
Board of Directors, relates to the Company's sale of the Preferred Stock.

Seasonality and Economic Conditions

      The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 1999, the Company experienced adverse sales and operating results due to inclement weather. The Company's sales have been adversely affected to a slight extent due to the Asian economic crisis and political changes in certain Latin American countries.

      The recently announced merger plans of several large oil companies have created short-term uncertainty regarding their capital expenditure plans. During the quarter ended March 31, and more significantly in the quarter ended June 30, 1999, the Company experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies. The Company's sales slightly benefitted during the first quarter of 1999 from the increased order volume associated with the activity related to upgrading to the Federally mandated compliance regulations. The Company believes that a fair number of sites have not yet been upgraded but cannot currently predict when this compliance will be performed.

Financial Condition

      On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate. For more information, see "Part II. Item 5. Other Information."

      The increase in the Company's inventory to $ 8.2 million as of June 30, 1999, as compared to $7.6 million as of December 31, 1998, is attributable to building inventory during the first quarter of 1999 for higher than experienced sales volumes in the first and second quarters of 1999.

Liquidity and Capital Resources

      The Company had working capital of $ 2.5 million and $4.8 million at June 30, 1999 and December 31, 1998, respectively. During the first and second quarters of 1999, the Company utilized its line of credit to fund its pre-tax loss of $ 3.8 million and make purchases of equipment of approximately $ 872,000.

      The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under a $10.0 million secured credit facility with a commercial bank.
The Company is currently in technical default of its credit facility arrangement but is working with the bank in order to continue to have available operating financing. As part of a Temporary Forbearance Agreement that the Company and the bank have approved, the credit facility was reduced to $7 million.
The Company is currently negotiating with the bank longer term arrangements in order to continue to provide financing to the Company, but is also exploring other financing arrangements with other financial institutions. Management believes that it will be able to secure financing which will be adequate to satisfy its anticipated working capital requirements for the foreseeable future. If the Company was unable to satisfactorily arrange continued financing with its current bank, or replace the existing financing arrangement with a satisfactory arrangement with another financing source, the Company could experience adverse operating results. See Note 3 of Notes to Condensed Consolidated Financial Statements and Part II, Item 5., Other Information.

Year 2000 Disclosure

      Management initiated, early in 1998, an enterprise-wide program to identify areas where Company owned or operated computer hardware, software, electronically operated manufacturing and support equipment, and any other application, could be adversely impacted by the problems presented by the year 2000, and prepare these computer systems, applications, and other equipment for continuing use through the year 2000. Assessment and testing of all computer hardware and software and manufacturing hardware and software is complete. The Company has identified where a small amount of remediation must be performed where a few older personal computers will be replaced. Substantially all of its internal remediation was completed by June 1999; however, despite its best efforts, business may be interrupted with potentially material impact on its financial position or results of operations if any of the following occur: external supply of raw materials or utilities is delayed or unavailable for an extended period; manufacturing systems fail; or, central corporate computer systems fail. To limit the effects of these potential failures, the Company has completed corporate contingency planning guidelines and will prepare contingency plans for potential disruptions of critical systems or processes. Examples of contingency plans include modifications to computer systems, ensuring availability of additional information technology personnel during the critical time period, backing-up systems at off-site facilities, making alternate raw material supply arrangements, and preparing for temporary shut-downs of certain plants and facilities. In addition, the Company has standard operating procedures in place for a safe and orderly shutdown of systems and facilities should this be necessary.

      The Company has incurred or expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications has cost approximately $350,000, substantially all of which has already been incurred as part of the acquisition of the Company's new information system.

      In the opinion of management, the Company believes that all of its important business resources, either currently or in the near future, are expected to allow the Company to continue operating through the year 2000 and that there will be no disruption of any material business operation or capability.

Part II.  Other Information


Item 1.   Legal Proceedings

      The legal action that is pending against Dayco Products, Inc., in the United States District Court for the Eastern District of Pennsylvania, which was reported in the Company's Annual Report and Form 10-K for the fiscal year ended
December 31, 1998, was proposed to go to trial in July 1999. However, the trial of this case has now been rescheduled for January 31, 2000. Dayco Products, Inc. initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages and injunctive relief. The Company believes that it has meritorious defenses to this action. The Company's motion to have this case dismissed on the basis that it makes claims that are already being litigated in the Eastern District of Pennsylvania has been denied, and the case will continue to be litigated in the District Court in Missouri.

Item 4.     Submission of Matters to a Vote of Security Holders

      The 1999 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 16, 1999. Notice of the Meeting was mailed to shareholders on or about March 24, 1999, together with proxy solicitation materials prepared in accordance with
Section 14 (a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

      The Meeting was held for the following purposes:

      1. To elect three Class II directors to hold office until the 2002 Annual Meeting of Shareholders and their successors shall have been elected and qualified
            (Matter No, 1);

      BL To ratify the appointment by the Company's Board of Directors of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending
            December 31, 1999 (Matter No. 2); and

            There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                           Abstentions and
Nominee                For      Withheld   Broker Nonvotes

Pierre Desjardins   3,115,177      ___           ___
Marcel Dutil        3,115,177      ___           ___
Bernard Gouin       3,115,177      ___           ___

                                           Abstentions and
                       For      Withheld   Broker Nonvotes

No. 2               3,115,177      ___           ___

      A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual
Report and Form 10-K for the fiscal year ended December 31, 1998.

Item 5.  Other Information

      Due to the losses the Company has sustained in the first and second quarters of 1999, the Company was in technical default of certain financial covenants of the line of credit agreement regarding required earnings before interest, income taxes, depreciation and amortization levels (EBITDA) and warranty spending (primarily the pipe replacement program) in excess of EBITDA. The Company and the bank have entered into a temporary forbearance agreement which expires on August 17, 1999. This agreement has reduced the overall maximum amount of the line of credit from $10 million down to $7 million. The Company and the bank continue to work to establish a longer-term plan to continue to provide financing to the Company. As part of the temporary forbearance agreement, the bank has waived the right to charge a default rate of interest, which would be 2% in excess of the current lending rate, through August 17, 1999. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be materially affected. The bank has also notified the Company that the LIBOR-based borrowing capability is no longer available and that it may not provide an additional equipment loan to finance the Company's expansion of its manufacturing line.

      The Company is currently negotiating with the bank longer term arrangements in order to continue to provide financing to the Company, but is also exploring other financing arrangements with other financial institutions. Management believes that it will be able to secure financing which will be adequate to satisfy its anticipated working capital requirements for the foreseeable future. If the Company was unable to satisfactorily arrange continued financing with its current bank, or replace the existing financing arrangement with a satisfactory arrangement with another financing source, the Company could experience adverse operating results.

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

                                    Total Containment, Inc.

Date  August 12, 1999               By/s/ Pierre Desjardins
                                    Pierre Desjardins
                                    President and Chief Executive
                                    Officer

Date  August 12, 1999               By/s/ Keith R. Ruck
                                    Keith R. Ruck
                                    Vice President Finance & Chief
                                    Financial Officer

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