Form 10-Q
period 1999-09-30
TOTAL CONTAINMENT INC
filed 1999-11-15
CIK 913666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999
                                        ------------------

                                       OR

         [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.


         For the transition period from _________________ to __________________.


         Commission file number 0-23454
                                -------

                             Total Containment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-2394872
-------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)



            422 Business Center, A130 North Dr., Oaks, PA        19456
            ---------------------------------------------      ----------
              (Address of principal executive offices)         (Zip Code)


                                 (610) 666-7777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                        ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at October 29, 1999.

                             Total Containment, Inc.
                                      Index

                                                                                                           Page
                                                                                                           ----
Part I.  Financial Information

     Item 1.      Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet -
           December 31, 1998 and September 30, 1999                                                          3

           Condensed Consolidated Statement of Operations - Three and nine months
           ended September 30, 1998 and 1999                                                                 4

           Condensed Consolidated Statement of Cash Flows -
           Nine months ended September 30, 1998 and 1999                                                     5

           Notes to Condensed Consolidated Financial Statements -September 30, 1999                          6

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 10

Part II.  Other Information

     Item 1.      Legal Proceedings                                                                         16

     Item 5.      Other Information                                                                         16

     Item 6.      Exhibits and Reports on Form 8-K                                                          17

Signatures                                                                                                  18

                             Part I. Financial Information

Item 1. Financial Statements
                    TOTAL CONTAINMENT, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      December 31,           Sept. 30
                                                                                           1998                1999
                                                                                      ------------           --------
                                                                                                            (Unaudited)
                                                                                                (In thousands)
                                            ASSETS
Current Assets:
         Cash and cash equivalents                                                      $    132            $    261
         Accounts receivable, net                                                         13,329               5,977
         Inventories                                                                       7,623               6,593
         Deferred income taxes                                                             2,851               2,147
         Other assets                                                                        767               1,244
                                                                                        --------            --------
                        Total current assets                                              24,702              16,222

Molds and tooling, net                                                                       438                 328
Property and equipment, net                                                                4,386               5,393
Patents, patent rights and licenses, net                                                     310                 265
Goodwill, net                                                                              5,792               5,606
Deferred income taxes                                                                      1,527               3,949
                                                                                        --------            --------
Total Assets                                                                            $ 37,155            $ 31,763
                                                                                        ========            ========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Line of credit borrowings and short term demand note                           $  3,388            $  5,756
         Current portion of long-term debt                                                   668                 649
         Accounts payable, trade and accrued expenses                                      6,412               4,703
         Other payable                                                                     4,020               4,020
         Warranty reserve                                                                  5,452                 970
                                                                                        --------            --------
                        Total current liabilities                                         19,940              16,098

Long-term debt                                                                             1,727               2,362
Warranty reserve                                                                             667               2,576
                                                                                        --------            --------
                        Total liabilities                                                 22,334              21,036
                                                                                        --------            --------
Shareholders' Equity:
         Preferred stock - $10,000 stated value; authorized 400 shares;
            400 shares issued and outstanding                                              4,000               4,000
         Common stock - $0.01 par value;
            authorized 20,000,000 shares;
            4,652,600 and 4,672,600 shares issued and outstanding                             47                  47
         Capital in excess of par value                                                   13,756              13,808
         Retained earnings (accumulated deficit)                                          (2,816)             (6,943)
         Equity adjustment from foreign
                currency translation                                                        (166)               (185)
                                                                                        --------            --------
                        Total shareholders' equity                                        14,821              10,727
                                                                                        --------            --------
Total Liabilities & Shareholders' Equity                                                $ 37,155            $ 31,763
                                                                                        ========            ========


            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                    Nine months ended
                                                               September 30,                         September 30,
                                                        ---------------------------           ---------------------------
                                                          1998               1999               1998               1999
                                                        --------           --------           --------           --------
                                                  (In thousands, except per share data)   (In thousands, except per share data)

Net sales                                               $ 14,984           $  5,742           $ 39,464           $ 20,648
Cost of sales (excluding warranty provision)               8,031              4,610             21,933             16,554
                                                        --------           --------           --------           --------
                                                           6,953              1,132             17,531              4,094

Warranty Provision                                           453                164              1,183                600
Special pipe warranty charge (reversal)                   (3,347)              --               (3,347)              --
                                                        --------           --------           --------           --------
Gross profit                                               9,847                968             19,695              3,494

Selling, general and administrative                        3,397              3,244              9,796              9,137
Amortization of patents, licenses and goodwill               123                 61                367                184
Loss on write-off of patent and patent license             3,727               --                3,727               --
                                                        --------           --------           --------           --------
Income (loss) from operations                              2,600             (2,337)             5,805             (5,827)
Interest expense                                             210                157                474                459
                                                        --------           --------           --------           --------
Income (loss) before income taxes                          2,390             (2,494)             5,331             (6,286)
Income tax expense (benefit)                                 898               (951)             2,026             (2,389)
                                                        --------           --------           --------           --------
Net income (loss)                                          1,492             (1,543)             3,305             (3,897)

Preferred stock dividends                                     87                 76                189                230
                                                        --------           --------           --------           --------
Net Income (loss) applicable to common
  shareholders                                          $  1,405           $ (1,619)          $  3,116           $ (4,127)
                                                        ========           ========           ========           ========
Earnings (loss) per common share - basic                $   0.30           $  (0.35)          $   0.67           $  (0.88)
                                                        ========           ========           ========           ========
Weighted average shares used in computation
   of net income (loss) per share - basic                  4,650              4,673              4,645              4,666
                                                        ========           ========           ========           ========
Earnings (loss) per common share - diluted              $   0.29           $  (0.35)          $   0.64           $  (0.88)
                                                        ========           ========           ========           ========
Weighted average shares used in computation
   of net income (loss) per share - diluted                4,920              4,673              4,850              4,666
                                                        ========           ========           ========           ========

            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                       September 30,
                                                                                ----------------------------
                                                                                  1998                1999
                                                                                --------            --------
                                                                                        (In thousands)
Cash flows from operating activities:
  Net income (loss)                                                                3,305              (3,897)
  Adjustment to reconcile net income (loss) to
    net cash provided by operating activities:
      Loss on write-off of patent license                                          3,727                  --
      Depreciation and amortization                                                1,489               1,221
      Change in assets and liabilities                                            (3,228)              4,240
      Change in operating warranty reserve                                        (8,642)             (2,573)
                                                                                --------            --------
         Net cash used in operating activities                                  $ (3,349)           $ (1,009)
                                                                                --------            --------
Cash flows from investing activities:
    Purchase of property and equipment                                            (1,286)             (1,898)
                                                                                --------            --------
         Net cash used in investing activities                                    (1,286)             (1,898)
                                                                                --------            --------
Cash flows from financing activities:
    Proceeds from the sale of preferred stock                                      4,000                  --
    Proceeds from the sale of common stock                                            20                  52
    Repayments on long-term debt                                                    (502)               (384)
    Net borrowings under bank line of credit and short term demand note              959               3,368
                                                                                --------            --------
         Net cash provided by financing activities                                 4,477               3,036
                                                                                --------            --------
Net increase (decrease) in cash and cash equivalents                            $   (158)           $    129
                                                                                ========            ========


            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 1998.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve, inventory reserves, allowance for doubtful accounts and deferred tax assets. Realization of deferred tax assets, associated, in part, with both federal and state net operating loss (NOL) carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. The Company has incurred a net operating loss during 1999, which management believes is temporary in nature and has elected to record an increase in the deferred tax assets as of September 30, 1999. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not, that they will be realized through future taxable earnings.

     New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total Comprehensive Income (loss) applicable to common shareholders for the quarters ended September 30, 1998 and 1999 was $1,533,000 and $(1,632,000), respectively, and for the nine months ended September 30, 1998 and 1999 was $3,315,000 and $(4,146,000), respectively.

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

Note 2 - Inventories

The components of inventory consist of the following:

                                               Dec. 31,         September 30,
                                                 1998                1999
                                               --------         -------------
                                                    (In thousands)

        Raw Materials                           $  785              $  476
        Finished Goods                           6,838               6,117
                                                ------              ------
                                                $7,623              $6,593
                                                ======              ======

Note 3 - Addition to Existing Manufacturing Line

In the third and fourth quarter of 1999, the Company completed the installation of an addition to the existing pipe manufacturing line (the "Corrugator") at its Oaks, Pennsylvania facility. Prior to such completion, the Company had purchased the base tube for all of its piping products from a vendor. The cost of this manufacturing equipment was approximately $2 million and was financed through the Company's new long term debt facility (see Note 5 - Long Term Debt).

Note 4 - Line of Credit

In April 1998, the Company established an overall working capital line of credit with its bank in an amount of $10.0 million. Subsequently, the overall line availability was reduced to $5 million as of September 30, 1999. At September 30, 1999 the unpaid principal balance under the line of credit was approximately $4.3 million. This facility provides for financing of working capital needs and equipment purchases and is secured by the Company's receivables, inventory and other assets. As of June 30, 1998, the Company met certain financial covenants contained in the line of credit agreement and therefore received a reduction in the interest rate effective September 1, 1998, down to the prime rate. As of November 1, 1999, the line availability was again reduced to $4 million. At November 1, 1999 the unpaid principle balance under this line of credit was approximately $3.4 million.

Due to the losses the Company has sustained in the first, second and third quarters of 1999, the Company is in technical default of certain financial covenants of the line of credit agreement regarding required earnings before interest, income taxes, depreciation and amortization levels (EBITDA) and warranty spending (primarily the pipe replacement program) in excess of EBITDA. The Company and the bank operate under a temporary forbearance agreement which terminates on December 15, 1999. Currently, the Company is negotiating with other financial institutions to replace the current short term line of credit with its existing bank. Through December 15, 1999, the bank will continue to allow the Company to borrow on and repay the line as it did previously and has waived its rights to currently exercise certain remedies as a result of the default, including among other things, charging an increased rate of interest or demanding payment on the balance of the loan as long as the Company maintains certain collateral and borrowing criteria. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be materially adversely affected. See Part II, Item 5. Other Information.

Note 5 - Long Term Debt

In September 1999, the Company refinanced its long term debt of approximately $1.9 million with a new five-year, $4 million facility with Finloc Inc., an affiliate of The Canam Manac Group. Finloc Inc. is currently the holder of approximately 57% of the Company's common stock. The facility charges interest at the rate of LIBOR plus 4.00% which as of September 30, 1999, was approximately 9.4%. The loan is in the form of a six month promissory note which requires payment of the entire principal and related interest at its term. Finloc has provided written notice of its intent to renew this note every six months for a five year period with a reduction of principal of approximately $400,000 from the principal of the previous note. As of September 30, 1999 the proceeds from this facility were used to repay approximately $1.9 million of the existing long term debt and reduce the short term line of credit by $1 million. In the beginning of October 1999, the remaining proceeds of approximately $1.1 million were used to pay vendors who supplied various components in connection with the Company's installation of its Corrugator.

Note 6 - Short Term Demand Note

In September 1999, the Company obtained the use of up to $2 million through a demand note with Canam Steel Corporation, a subsidiary of The Canam Manac Group, and the current sole owner of the Company's $4 million in Preferred Stock. The note bears interest at the rate of prime plus 1%, which as of September 30, 1999, was approximately 9.25%, and can be used for normal operating working capital needs. As of September 30, 1999, approximately $1.3 million of this facility was outstanding. Canam Steel Corporation has communicated to the Company that it would like to convert this loan into an additional $2 million in Preferred Stock under the same terms and conditions as the previous placement (see Note 7). The Company expects to authorize the additional shares and complete that transaction during the fourth quarter of 1999. However, the terms of any future sale of preferred stock has not been determined and there can be no assurances that the Company will complete any future sales of preferred stock.

Note 7 - Sale of Preferred Stock

On March 17, 1998, the Company issued 400 shares of authorized perpetual Class A Floating Rate Preferred Stock of the Company at $10,000 cash per share (the "Preferred Stock"), or $4 million in the aggregate. The perpetual Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the line of credit rate, plus 50 basis points. The preferred stock: (i) does not possess voting rights,
(ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or
(ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

As part of the Company's line of credit agreement, the bank has the right to charge a default rate of interest which is 2% above the current prime rate. If the bank elects this right to increase the rate of interest charged on the line of credit, the interest rate experienced on the preferred stock would also increase by 2%. The bank has waived its right to charge the default rate of interest through December 15, 1999.

Note 8 - Warranty Reserves

The Company's Tank Jacket(R) product line carries a warranty of one year for workmanship and materials. The Enviroflex(R) product line carries a ten-year warranty for workmanship and materials. The Tank Jacket product line also carries a thirty-year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other product liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

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

     As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program, as well as the costs then expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. The Company has been able to significantly reduce the cost of performing the pipe replacement program by managing more efficiently the use of outside contractors as well as controlling the costs incurred by the Company's service crews.

     Due to the decrease in the results of its operations during the first, second and third quarters of 1999, the Company has significantly slowed its pipe replacement program starting in May 1999. The Company expects that it will continue to replace the deteriorating pipe as results of operations allow it to provide funds for such activities. Through September 30, 1999, the Company estimates that it has replaced at least 70 to 75% of all of the potential problem sites. Due to the current unavailability of excess funds, the Company cannot predict at this time when the pipe replacement program will be completed.

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

In addition to historical information, this Form 10-Q contains forward-looking information. The forward-looking information contained herein is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the manufacturing and distribution industry; the regulatory environment; rapidly changing technology and industry standards; competitive factors, including increased competition with both national and international companies, new services and products offered by competitors; and price pressures. Readers are cautioned not to place undue reliance on the forward-looking information included within, which reflects management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update this forward-looking information to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - Third Quarter of 1999 compared to Third Quarter of 1998

Net Sales

     The Company's net sales for the quarter ended September 30, 1999 were $5.7 million compared to $15.0 million for the corresponding quarter in 1998, a decrease of 61.7%. The decrease was attributable to a decrease in revenues from our field operations at our American Containment, Inc. subsidiary, as well as a decrease of product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans which has also had a negative impact on the Company's revenues.

Gross Profit (Loss)

     The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, after the warranty provision for the quarter ended September 30, 1999, was $1.0 million compared to $9.8 million for the corresponding quarter in 1998. As a result of a review performed during the third quarter of 1998 of the progress made regarding the replacement pipe program, as well as the costs then expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. Through the use of managing outside contractors as well as controlling the costs incurred by the Company's service crews, the Company has been able to significantly reduce the cost of performing the pipe replacement program. The remaining decrease resulted primarily from a decrease in product sales volume as well as a decrease in the field operation sales volume.

Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit margin primarily from the decreased sales and unabsorbed manufacturing and warehousing costs.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 16.9% for the quarter ended September 30, 1999 compared to a gross profit percentage of 65.7% for the corresponding quarter in 1998. The gross margin for the 1998 period experienced a benefit from the previously mentioned $3.3 million reduction of the warranty reserve. The Company's gross profit percentage before the effect of the warranty provision decreased to 24.7% compared to 46.4% for the corresponding quarter in 1998. The decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, increased scrap levels due to production problems experienced by our standard pipe vendor and higher freight costs.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended September 30, 1999 were $3.2 million compared to $3.4 million for the corresponding quarter in 1998. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to cost reductions initiated by the Company during the second quarter offset by approximately $900,000 of one-time charges for reductions in operations or shutdown of certain activities, including severance costs, truck lease termination expenses, bank line of credit renegotiation legal and administrative costs and insurance coverage adjustments. The effects of these reductions on operating expenses are expected to be more evident during the fourth quarter of 1999.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. The decrease in amortization expense to $61,000 for the quarter ended September 30, 1999 from $123,000 in 1998 is due to the write off of a patent license in the third quarter of 1998.

Interest Expense

     Interest expense for the quarter ended September 30, 1999 was $157,000 compared to $210,000 for the corresponding quarter in 1998. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease for the quarter is due to the inclusion of loan administrative and legal fees in the 1998 amount related to the Company's closing in April 1998 of its $10 million new debt facility.

Income Taxes

     Income tax benefit for the quarter ended September 30, 1999 was $951,000 compared to an income tax expense of $898,000 for the corresponding quarter in 1998. The Company recorded income taxes utilizing an effective tax rate of approximately 38% during the 1998 and 1999 periods. In recognizing this benefit in the 1999 period, the Company increased its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

     The Company's net loss for the quarter ended September 30, 1999 was $1.5 million compared to net income of $1.5 million for the corresponding quarter in 1998. The decrease of $ 3.0 million in net income (loss) for the quarter resulted from decreased sales and a decrease in gross margin percentage. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short term capital expenditure plans.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock (the "Preferred Stock") at $10,000 cash per share, or $4.0 million in the aggregate. For the nine months ended September 30, 1999 the Company has accrued, but not paid this dividend. The preferred Shareholder has waived any penalties related to non-payment of the dividend.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

Net Sales

     The Company's net sales for the quarter ended September 30, 1999 were $5.7 million compared to $15.0 million for the corresponding quarter in 1998, a decrease of 61.7%. The decrease was attributable to a decrease in revenues from our field operations at our American Containment, Inc. subsidiary, as well as a decrease of product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans which has also had a negative impact on the Company's revenues.

Gross Profit (Loss)

     The Company's gross profit after the warranty provision for the nine months ended September 30, 1999, was $3.5 million compared to $19.7 million for the corresponding nine months in 1998. As a result of a review performed during the third quarter of 1998 of the progress made regarding the replacement pipe program, as well as the costs then expected to be incurred to complete this process, the Company recorded, during the third period of 1998, a reduction of the warranty reserve of approximately $3.3 million. Through the use of managing outside contractors as well as controlling the costs incurred by the Company's service crews, the Company has been able to significantly reduce the cost of performing the pipe replacement program. The remaining decrease resulted primarily from a decrease in product sales volume as well as a decrease in the field operation sales volume.

     Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit margin primarily from the decreased sales and unabsorbed manufacturing and warehousing costs.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 16.9% for the nine months ended September 30, 1999 compared to a gross profit margin of 49.9% for the corresponding nine months in 1998. The gross margin for the 1998 period experienced a benefit from the previously mentioned $3.3 million reduction of the warranty reserve. The Company's gross profit percentage before effect of the warranty provision decreased to 21.2% compared to 44.4% for the corresponding period in 1998. The remaining decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, increased scrap levels due to production problems experienced by our standard pipe vendor and higher freight costs.

Operating Expense

     Selling, general and administrative expenses for the nine months ended September 30, 1999 were $9.1 million compared to $9.8 million for the corresponding nine months in 1998. The decrease for the nine months ended September 30, 1999 resulted mainly from a decrease in personnel headcount and activity levels due to cost reductions initiated by the Company. Included in the nine months ended September 30, 1999 are one-time charges of approximately $1.1 million for reductions in operations or shutdown of certain activities, including severance costs, truck lease termination expenses, bank line of credit renegotiation legal and administration costs and insurance coverage adjustments.

Amortization of Intangibles

     The decrease in amortization expense to $ 184,000 for the nine months ended September 30, 1999 from $367,000 in 1998 is due to the write off of a patent license in the third quarter of 1998.

Interest Expense

     Interest expense for the nine months ended September 30, 1999 was $459,000 compared to $474,000 for the corresponding nine months in 1998. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The decrease is due to the inclusion of loan origination fees in the 1998 amount related to the Company's closing in April 1998 of its $10 million new debt facility.

Income Taxes

     Income tax benefit for the nine months ended September 30, 1999 was $2.4 million compared to an income tax expense of $2.0 million for the corresponding nine months in 1998. The Company recorded income taxes utilizing an effective tax rate of approximately 38% during the 1998 and 1999 periods. In recognizing this benefit in the 1999 period, the Company increased its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

     The Company's net loss for the nine months ended September 30, 1999 was $3.9 million compared to net income of $3.3 million for the corresponding nine months in 1998. The decrease of $7.2 million in net income for the nine month periods resulted from decreased sales and a decrease in gross margin percentage. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short term capital expenditure plans.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale of the Preferred Stock.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 1999, the Company experienced adverse sales and operating results due to inclement weather. The Company's sales have been adversely affected to a slight extent due to the recent Asian economic crisis and political changes in certain Latin American countries.

     The recently announced merger plans of several large oil companies have created short term uncertainty regarding their retail operation capital expenditure plans. During the quarter ended March 31, and more significantly in the quarters ended June 30 and September 30, 1999, the Company experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies related to their retail operations. The Company believes that once these mergers receive U.S. Justice Department approvals, the major oil Companies will reinitiate their related capital expenditures. The Company's sales slightly benefited during the first quarter of 1999 from the increased order volume associated with the activity related to upgrading to the Federally mandated compliance regulations. The Company believes that a fair number of sites have not yet been upgraded but cannot currently predict when this compliance will be performed.

Financial Condition

     On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate. For more information, see "Part II. Item 5. Other Information."

     The decrease in the Company's inventory to $6.6 million as of September
30, 1999, as compared to $7.6 million as of December 31, 1998, is attributable to the Company aggressively attempting to reduce the overall levels of inventory it is carrying during the depressed market conditions.

Liquidity and Capital Resources

     The Company had working capital of $124,000 and $4.8 million at September 30, 1999 and December 31, 1998, respectively. During the first and second quarters of 1999, the Company utilized its line of credit to fund its pre-tax loss and make purchases of equipment of approximately $1 million. During the third quarter of 1999, the Company was able to obtain a new $4 million long term loan facility (see Note 5 - Long Term Debt) and a $2 million short term working capital loan (see Note 6 - Short Term Demand Note) that it used to complete its purchase of the additional manufacturing equipment (see Note 3 - Addition to Existing Manufacturing Line) and to fund its operating needs. If authorized by the Company, the $2 million short term working capital loan may be converted to $2 million of Preferred Stock. This lender has also indicated that, if authorized by the Company, it could make an additional $2 million investment in Preferred Stock during the fourth quarter of 1999. The terms of any future sale of preferred stock has not been determined and there can be no assurances that the Company will complete any future sales of preferred stock. The holder of the currently outstanding Preferred Stock has waived both payment of dividends and non payment penalties related to the dividends for the forseeable future.

     The Company satisfies its working capital needs primarily through funds generated by operations, by borrowings under its existing $4.0 million secured credit facility with a commercial bank and through the loans obtained in September 1999. The Company is currently in default of its credit facility arrangement but is working with this bank and other financial institutions in order to continue to have available operating financing. If the Company was unable to satisfactorily arrange continued financing with its current bank, or replace the existing financing arrangement with a satisfactory arrangement with another financing source, the Company could experience adverse operating results. See Notes 4,5 and 6 of Notes to Condensed Consolidated Financial Statements and Part II, Item 5., Other Information.

     The Company believes that its presently available funds, existing credit facility, the above mentioned loans, the additional planned $2 million of Preferred Stock investment and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future.

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

Part II.  Other Information

Item 1.   Legal Proceedings

     The legal action that is pending against Dayco Products, Inc., in the United States District Court for the Eastern District of Pennsylvania, which was reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1998, was proposed to go to trial in July 1999. However, the trial of this case was rescheduled for January 2000. A new judge for this case was appointed in August 1999. This judge has now rescheduled the trial date for April 2000. Dayco Products, Inc. initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages and injunctive relief. The Company believes that it has meritorious defenses to this action. It has filed a motion to have this case dismissed on the basis that it makes claims that are already being litigated in the Eastern District of Pennsylvania. In the alternative, the Company has moved that the action be transferred to the Eastern District of Pennsylvania.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1998.

Item 5.  Other Information

     Due to the losses the Company has sustained in the first, second and third quarters of 1999, the Company is in technical default of certain financial covenants of the line of credit agreement regarding required earnings before interest, income taxes, depreciation and amortization levels (EBITDA) and warranty spending (primarily the pipe replacement program) in excess of EBITDA. The Company and the bank operate under a temporary forbearance agreement which terminates on December 15, 1999. Currently, the Company is negotiating with other financial institutions to replace the current short term line of credit with its existing bank. Through December 15, 1999, the bank will continue to allow the Company to borrow on and repay the line as it did previously and has waived its rights to currently exercise certain remedies as a result of the default, including among other things, charging an increased rate of interest or demanding payment on the balance of the loan as long as the Company maintains certain collateral and borrowing criteria. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be materially adversely affected.

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



                                            Total Containment, Inc.

Date  November ____, 1999                   By_________________________________
                                               Pierre Desjardins
                                               Chief Executive Officer



Date November ____, 1999                    By_________________________________
                                               Keith R. Ruck
                                               Vice President Finance & Chief
                                               Financial Officer

                                  Exhibit Index

Exhibit No.         Description
-----------         -----------
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