Form 10-K405
period 1999-12-31
TOTAL CONTAINMENT INC
filed 2000-03-29
CIK 913666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM

                                      TO            .

                        COMMISSION FILE NUMBER 0-23454.

                            TOTAL CONTAINMENT, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   PENNSYLVANIA                                          23-2394872
         (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                            ------------------------

      422 BUSINESS CENTER, A130 NORTH DRIVE,                                19546
         P.O. BOX 939, OAKS, PENNSYLVANIA                                (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 666-7777

                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /x/      No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by nonaffiliates as of February 26, 2000, was $4,290,525.

     As of February 26, 2000 the Registrant had 4,672,600 shares of Common Stock outstanding.

     Documents incorporated by reference. Portions of the 1999 Annual Report to Shareholders of the Registrant are incorporated by reference into Part II of this Report and portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on May 2, 2000 are incorporated by reference into Part III of this Report.

                            TOTAL CONTAINMENT, INC.
                               TABLE OF CONTENTS
                                     PART I

ITEM 1.       BUSINESS....................................................    2

ITEM 2.       PROPERTIES..................................................    7

ITEM 3.       LEGAL PROCEEDINGS...........................................    7

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT........................    8

                                   PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.........................................   10

ITEM 6.       SELECTED FINANCIAL DATA.....................................   11

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   11

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   11

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   11

                                  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   12

ITEM 11.      EXECUTIVE COMPENSATION......................................   12

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   12

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   12

                                   PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   13

     Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

     These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii) statements of plans of and objectives of the Company or its management or board of directors, including the introduction of new products, or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the timely development of competitive new products and services by the Company and the acceptance of such products and services by the Company and the acceptance of such products and services by the Company and the acceptance of such products and services by customers; (4) the willingness of customers to substitute competitors' products and services and vise versa; (5) the impact on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; (6) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (7) changes in capital expenditures by major oil companies resulting from proposed and completed mergers and consolidations of the oil companies; (8) technological changes; (9) regulatory or judicial proceedings; and (10) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                       PART I

ITEM 1.  BUSINESS

     Total Containment, Inc. (the "Company") was incorporated in the State of Pennsylvania. The Company is a leading manufacturer and distributor of underground systems, products and services for the conveyance and containment of petroleum and alcohol based motor vehicle fuels from underground storage tanks to aboveground fuel dispensers. The Company's systems and products are used in connection with the installation of new and the retrofitting of existing underground fuel containment and distribution systems ("Fuel Containment Systems") worldwide. The principal end users of the Company's products are major oil companies, retail business operators and convenience stores. End users also include government bodies, utilities and other fleet vehicle operators.

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

PRINCIPAL PRODUCTS

     The principal products of the Company and their primary features are summarized in the following table:

Enviroflex(R)              A flexible double-wall pipe          --Double-wall construction
                           for the conveyance and               provides primary pipe
                           secondary containment of motor       protection and secondary
                           vehicle fuels from underground       containment
                           storage tanks to product
                           dispensers                           --Flexible

                                                                --No joints

                                                                --UL-approved for gasoline and
                                                                gasohol

                                                                --Primary pipe can be
                                                                retracted for repair or
                                                                replacement

                                                                --Ease of installation

                                                                --Thermoplastic construction

                                                                --Certain features protected
                                                                by patent

Sump/risers                Liquid-resistant access              --Secondary containment
                           chambers made from fiberglass
                           or polyethylene for                  --Mounted on all types of
                           submersible pumps and other          underground storage tanks
                           fittings attached to
                           underground storage tanks and        --Provides easy aboveground
                           fittings                             access to pumps

                                                                --Sumps and risers can be
                                                                stacked and trimmed to achieve
                                                                required burial depth

Dispenser sumps            Liquid-resistant secondary           --Secondary containment
                           containment chambers made from
                           fiberglass or polyethylene for       --UL-approved mounting frames,
                           above ground fuel dispensers         brackets and stabilizer bars

                                                                --Provides aboveground access
                                                                to dispenser valves, joints
                                                                and connectors

                                                                --Polyethylene and fiberglass
                                                                construction

                                                                --Certain features protected
                                                                by patent

Bulkhead fittings          Specially designed fittings          --Ease of installation
  and reducers             used to seal pipe/sump
                           connections                          --Thermoplastic construction
                                                                Certain features protected by
                                                                patent

Tank Jacket(R)             A polyethylene jacket that           --Secondary containment
                           provides secondary containment
                           and corrosion protection for         --UL-approved secondary
                           rigid fiberglass or steel            containment and corrosion
                           underground storage tanks            protection jacket

                                                                --Certain features protected
                                                                by patents

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

SALES ACTIVITIES

  General

     The sales of the Company's principal products and the sales of each product as a percentage of total sales in 1997, 1998 and 1999 are set forth in the following table:

                      SALES AND PERCENTAGES OF TOTAL SALES

                                                       YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                           1997                 1998                 1999
                                      ---------------      ---------------      ---------------
                                                       (DOLLARS IN THOUSANDS)
Enviroflex and other piping.........  $19,550    42.8%     $21,709    40.5%     $ 8,036    32.3%
Sump/risers, bulkheads, fittings and
  reducers..........................   10,168    22.3       14,489    27.0        8,320    33.4
Dispenser sumps.....................    5,060    11.1        5,746    10.7        3,631    14.6
Tank Jacket.........................    6,109    13.4        5,800    10.8        2,382     9.6
Pipe Jacket.........................      485     1.1           51     0.1           --      --
Installation........................    1,977     4.3        4,517     8.4        1,208     4.8
Applicator equipment and other......    2,300     5.0        1,270     2.5        1,336     5.3
                                      -------   -----      -------   -----      -------   -----
     Totals.........................  $45,649   100.0%     $53,582   100.0%      24,913   100.0%
                                      =======   =====      =======   =====      =======   =====

  Geographic Markets

     In addition to the United States, the Company's geographic market for its products includes Canada, Mexico, Central and South America, Europe (including the EEC, Hungary and Poland), Australia, New Zealand, Southeast Asia (including Singapore, Thailand, Taiwan and Hong Kong), and the Middle East (including Turkey and Israel). The Company's net sales to customers outside the United States in 1997, 1998 and 1999 were $12.5 million, $11.6 million and $6.0 million, respectively. The Company's principal foreign end users are the major oil companies.

     The following table sets forth, for the periods indicated, the net sales of the Company's products by geographic market area.

                      NET SALES BY GEOGRAPHIC MARKET AREA

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1997      1998      1999
                                                           -------   -------   -------
                                                                 (IN THOUSANDS)
Net Sales:
     United States.......................................  $33,128   $41,950   $18,938
     Canada..............................................    1,463     1,646       892
     Mexico, Central and South America...................    6,412     5,059     1,407
     Europe and the Middle East..........................    3,536     3,781     3,248
     Southeast Asia, Australia and New Zealand...........    1,110     1,146       428
                                                           -------   -------   -------
           Total.........................................  $45,649   $53,582   $24,913
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

NEW MANUFACTURING LINE

     In the fourth quarter of 1997, the Company initiated the installation of a new primary pipe manufacturing line at its Oaks, Pennsylvania facility. Prior to such activity, the Company, since its inception, had purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries. See Note 12 of Notes to Consolidated Financial Statements and "Item 3. Legal Proceedings." With this new manufacturing equipment, the Company was able to redesign and significantly improve certain important features of the Enviroflex(R) and Omniflex(R) primary pipes. This primary pipe carries the approval of Underwriters' Laboratories and ERA. In the fourth quarter of 1999, the Company completed the installation of its pipe manufacturing line at the Oaks, Pennsylvania facility by purchasing, for approximately $2.1 million, a "Corrugator", a plastic extruder which makes the base pipe for all of its piping products. Previously, between 1997 and 1999, the Company purchased the base pipe from an outside vendor.

     Also, the Company finalized the design and began producing a new pipe for use in remote fill applications. This pipe is a 4-inch corrugated composite extrusion with field attachable fittings. The Company expects that this pipe will be sold principally overseas.

END USERS

     The principal domestic end users of the Company's products are major oil companies, retail business operators and convenience store chains which purchase the Company's products in connection with the installation of new and the retrofitting of existing Fuel Containment Systems. The Company's other domestic customers are primarily state and local government bodies, utilities and other fleet vehicle operators.

     Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. In 1997, the Company's backlog of orders averaged $1.7 million. In 1998, the backlog averaged less than $1.5 million. During 1999, the product backlog averaged less than $500,000. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant product backlog. As of December 31, 1999, the Company had approximately $1.1 million in field service revenue backlog.

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

     The Company's primary competition for Tank Jacket are manufacturers of fiberglass, fiberglass clad and steel tanks. Of these competing manufacturers, Fluid Containment, Inc. and Xeroxes Corporation are both fiberglass tank manufacturers.

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

     Ten suppliers provide the Company approximately 75% of its inventory purchases. The Company does not have any written supply contracts with its principal suppliers.

PATENTS AND TRADEMARKS, LICENSING AGREEMENTS

     The Company derives revenues from the sale of Enviroflex and Omniflex piping systems and its Tank Jacket product, certain features of which are covered by patents owned by, assigned to, or licensed to the Company. The Company relies on its intellectual property rights to protect its interest in these design features.

     In January, 1998 the Company settled and terminated litigation with two competitors who claimed that they possessed licenses to manufacture and sell underground systems with retractability and other features covered by patents licensed to the Company. The purported licenses acknowledged that whatever license rights they had were terminated and the Company paid approximately $1.64 million to them, excluding various other expenses associated with this litigation of approximately $160,000.

     The Company had the right to practice certain claims with respect to piping used in the Enviroflex and Omniflex system pursuant to an exclusive worldwide license (the "license") with respect to patents owned by OPW, which also possessed the right to practice these claims. Due to a judicial order issued in September 1998 in litigation between the Company and Environ Products, Inc., which declared invalid the patent licensed by the Company, the company wrote off in 1998 approximately $3.7 million of current unamortized cost of the patent license. By a decision dated September 15, 1999, the U.S. Court of Appeals, Federal Circuit reversed the decision of the U.S. District Court, and Environ has petitioned the U.S. Supreme Court for a Writ of Certiorari.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 108 persons, 15 of whom were engaged in marketing and sales; 3 of whom were engaged in research and development; 51 of whom were engaged in manufacturing, warehousing, and assembly; 15 of whom were engaged in field service installations; and 24 of whom were engaged in finance, administration and management. Of the total number of employees, 4 were located outside the United States. None of the Company's employees are covered by a collective bargaining agreement.

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

ITEM 3.  LEGAL PROCEEDINGS

     Two cases were pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the Fall of 1998. The court issued an Order on September 29, 1998 which, among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximately $3.7 million. By a decision dated September 15, 1999, the U.S. Court of Appeals, Federal Circuit reversed the decision of the U.S. District Court, and Environ has petitioned the U.S. Supreme Court for a Writ of Certiorari.

     During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus. In its suit, the Company requests that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims (See Note 2 to the Company's Consolidated Financial Statements--"Summary of Significant Accounting Policies--Warranty Reserve."). Dayco has filed a counterclaim for approximately $4.0 million for goods, services, and freight contracted for by the Company, under the Dayco Agreement (see Note 13 to the Company's Consolidated Financial Statements--"Commitments.") and damages for alleged breaches of various duties purportedly owed to Dayco. In addition, Dayco initiated a separate legal action against the Company in February 1999 in the District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages, and injunctive relief. The Company believes that it has meritorious defenses to Dayco's claims. As of January 1, 1999 the Company has entered into a contingency fee arrangement with its legal counsel whereby the Company will only pay for out-of-pocket expenses for the remainder of the discovery period and the trial-related costs. The trial is currently scheduled to commence April 3,

2000 and, although there are outstanding motions that may delay the trial date, the Company continues to press for the earliest possible trial date.

     A legal action was filed in the Fifth Circuit Court of the State of Hawaii on September 16, 1997 by JJR Inc., James Jasper Enterprises, Inc., and others with interests in a retail shopping center on the Island of Kauai, Hawaii, against the Company, Dayco, and Senter Petroleum, Inc. ("Senter") for damages allegedly resulting from the failure of the Company's Enviroflex piping system on or about August 12, 1996 at The Little Gas Shack (the "Shack"), a retail gasoline service facility supplied by Senter adjacent to the shopping center. The complaint alleges that more than 1,800 gallons of gasoline were released onto the property occupied by the Shack and the adjacent businesses and into a nearby stream and the harbor where the shopping center was located. Although the amount sought by the plaintiffs is not specified in the Compliant, the attorney retained by the Company's insurance carrier has ascertained that plaintiffs are seeking approximately $23 million in damages. The Company has and maintains insurance with policy limits at the time of this claim of $3 million which may respond to this claim, however, the amount claimed exceeds the liability limits. Under the Dayco Agreement, Dayco is required to indemnify and hold the Company harmless from all claims and suits by third parties based upon the manufacture of Enviroflex primary pipe or the performance by Dayco of its obligations under the Agreement. Dayco, has not, as yet, agreed to honor this obligation. The Company has commenced litigation to enforce its rights against Dayco. Based upon the Company's investigation to date, the Company believes that the Enviroflex secondary containment system functioned properly to contain the overflow and was not responsible for the release, and that any loss was caused by the failure of equipment manufactured and supplied by third parties. The Company believes that plaintiff's claims are grossly excessive and has vigorously defended its position. The Company believes that it has no material uninsured liability in connection with this matter and that if it does, it is covered by Dayco's contractual indemnity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages and positions with the Company are as follows:

NAME                                AGE                        POSITION
----                                ---                        --------
Pierre Desjardins.................  58    Chairman and Chief Executive Officer
John R. Wright, Jr................  39    President and Chief Operating Officer
Jeffrey A. Boehmer................  34    Vice President Operations
Richard DiMaggio..................  41    Vice President
Keith R. Ruck.....................  38    Vice President Finance and Chief Financial Officer

     The principal occupation and business experience during the last five years of the executive officers of the Company are as follows:

     Pierre Desjardins. Since September 1996, Mr. Desjardins has served as Chief Executive Officer of the Company, and since April 1997, Chairman of the Board of the Company. During the period from September 1996 through September 1999, Mr. Desjardins also served as President.

From 1990 to 1994, he was President and Chief Executive Officer of Domtar, Inc., a publicly owned Canadian pulp and paper corporation. He is currently a director of Uni-Select Inc., a publicly owned, Canadian company engaged in the distribution of parts and systems for motor vehicles and is a consultant for The Canam Manac Group, Inc., a publicly owned Canadian industrial corporation engaged in the manufacture of construction steel components and trailers in Canada, the United States, France and Mexico.

     John R. Wright, Jr. joined the company in June 1997 as Vice President Operations. In December 1998, he became Vice President of Marketing and Engineering. In October 1999, he became President and Chief Operating Officer and was elected to the Board of Directors of the Company. From 1982 to 1997, Mr. Wright was Director of Materials Management for Lukens Inc., a specialty steel manufacturer. Prior responsibilities at Lukens included Corporate planning, manager, and various sales positions.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock (the "Common Stock") commenced trading on the Nasdaq Stock Market National Market System ("Nasdaq NMS") under the symbol TCIX on February 25, 1994, the date on which the Company completed its initial public offering (the "Offering"). Prior to the Offering there was no public market for the Common Stock. As of February 26, 2000, the Company had 71 shareholders of record and approximately 500 beneficial owners of the Common Stock.

     On December 22, 1999, the Company sold to Canam Steel Corporation, the current holder of the Series A Preferred Stock, 400 shares of Series B Floating Rate Preferred Stock of the Company for $10,000 cash per share or $4 million in the aggregate. The sale of the Series B Preferred Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering. The Series B Preferred Stock is entitled to dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank plus .8%. Dividends are paid quarterly in arrears and if not paid would cumulate at the above mentioned rates plus 50 basis points. This shareholder has waived payment of the dividends for the foreseeable future, including the additional interest which accrues if payment is not made. The Series B Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Series B Preferred Stock is redeemable at the option of the Company, but only (i) if, after giving effect to the redemption, the Company's net tangible assets are equal to or greater than $4.5 million at the end of any fiscal quarter, or (ii) if at least the majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approves such redemption.

     The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                SALE PRICES
                                                              ---------------        CLOSING
                                                              HIGH        LOW       SALE PRICE
                                                              ----        ---       ----------
1999
First Quarter...............................................  $ 6 3/4    $ 4 5/8        $57/16
Second Quarter..............................................    5 3/4      2 1/2         3
Third Quarter...............................................    3 1/4      2             3 1/4
Fourth Quarter..............................................   3 3/16     11 3/16        2 1/8

1998
First Quarter...............................................  $ 3 15/16  $ 2 3/8        $3 7/8
Second Quarter..............................................    6 1/2      3 3/8         5
Third Quarter...............................................    6 7/8      3 5/8         6 5/16
Fourth Quarter..............................................    7 1/8      4 1/2         6 15/16

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

     Information required by this Item is included on Pages 5 through 13 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited Consolidated Financial Statements of the Company at December 31, 1998 and 1999 and for the three years ended December 31, 1999 required by this Item are included on Pages 14 through 32 of the Annual Report. No supplementary financial data is required to be included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 2, 2000 (the "Proxy Statement") under the heading "Election of Directors--Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive
Compensation--Additional Information Regarding Directors and Officers."

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

1.  AUDITED FINANCIAL STATEMENTS.

     The financial statements of the Company listed on the index set forth below are filed as part of this Annual Report on Form 10-K.

                                                               PAGE OF THE
                                                              ANNUAL REPORT
                                                              -------------
Report of Independent Accountant............................         14
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................         15
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1998 and 1999..........................         16
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1997, 1998 and 1999......         17
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1998 and 1999..........................         18
Notes to Consolidated Financial Statements..................         19

2.  FINANCIAL STATEMENT SCHEDULES.

     Schedules setting forth valuation and qualifying accounts and the warranty reserves of the Company as of December 31, 1997, 1998 and 1999 are attached as Appendices to this Annual Report on Form 10-K.

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

 4.2 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares--Domestic Business Corporation, with Attachments incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 4.3 Certificate Representing Shares of Class B Floating Rate Preferred Stock and Related Statement With Respect to
           Shares--Domestic Business Corporation, with Attachments.

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

10.12 Employment Agreement between the Company and Richard DiMaggio dated July 10, 1996 incorporated by reference to
           Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.13 Employment Agreement between the Company and John R. Wright Jr. dated June 12, 1997 incorporated by reference to Exhibit
           10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.14 Employment Agreement between the Company and Keith R. Ruck dated July 16, 1998 incorporated by reference to Exhibit
           10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.15 Loan Modification Agreement and Allonge dated December 23, 1998 amending the line of credit agreement incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.16 Promissory Note in the amount of $4,000,000 dated September 27, 1999, between the Company and Finloc Inc.

10.17 Loan Agreement dated December 14, 1999 between the Company and Bank of America, N.A.

10.18 Promissory Note, with the maximum principal of $5,000,000, dated December 14, 1999 between the Company and Bank of America, N.A.

10.19 Loan Modification Agreement dated March 16, 2000, amending the Loan Agreement.

13         1999 Annual Report to Shareholders of Total Containment, Inc.

21         Subsidiaries of the Company.

23.1       Consent of Grant Thornton LLP.

27         Financial Data Schedule

------------------
* Denotes compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1999:

        None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TOTAL CONTAINMENT, INC.
                                            (Registrant)


                                     By:         /s/  PIERRE DESJARDINS
                                        ---------------------------------------
                                                   PIERRE DESJARDINS,
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: February 23, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
            /s/   PIERRE DESJARDINS                   Chairman and Chief               February 23, 2000
------------------------------------------------        Executive Officer
               PIERRE DESJARDINS

              /s/  KEITH R. RUCK                      Vice President Finance and       February 23, 2000
------------------------------------------------        Chief Financial Officer
                 KEITH R. RUCK

               /s/  MARC GUINDON                      Director                         February 23, 2000
------------------------------------------------
                  MARC GUINDON

            /s/  JEAN-CLAUDE ARPIN                    Director                         February 23, 2000
------------------------------------------------
               JEAN-CLAUDE ARPIN

               /s/  MARCEL DUTIL                      Director                         February 23, 2000
------------------------------------------------
                  MARCEL DUTIL

               /s/  PAUL GOBEIL                       Director                         February 23, 2000
------------------------------------------------
                  PAUL GOBEIL

          /s/  NYCOLE PAGEAU-GOYETTE                  Director                         February 23, 2000
------------------------------------------------
             NYCOLE PAGEAU-GOYETTE

              /s/  BERNARD GOUIN                      Director                         February 23, 2000
------------------------------------------------
                 BERNARD GOUIN

            /s/  JOHN R. WRIGHT JR.                   Director                         February 23, 2000
------------------------------------------------
               JOHN R. WRIGHT JR.

                                  SCHEDULE II

                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT   CHARGED TO                                      BALANCE
                                 BEGINNING    COSTS AND                                       AT END
          DESCRIPTION            OF PERIOD     EXPENSES    RECOVERIES       DEDUCTIONS       OF PERIOD
          -----------            ----------   ----------   ----------       ----------       ---------
1997
Allowance for doubtful
  accounts.....................   $ 50,000     $254,845     $64,552(2)       $169,397(1)     $200,000

1998
Allowance for doubtful
  accounts.....................   $200,000     $470,640     $ 8,877(2)       $259,018(1)     $420,499

1999
Allowance for doubtful
  accounts.....................   $420,499     $250,057     $33,163(2)       $343,880(1)     $359,839

------------------

Notes: (1) Write-off of amounts reserved in prior periods.

       (2) Recovery of a previously reserved receivable.

                                 SCHEDULE VIII

                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES

                                    RESERVES

                        DECEMBER 31, 1997, 1998 AND 1999

                                 BALANCE AT     CHARGED TO                             BALANCE
                                  BEGINNING      COST AND                              AT END
                                  OF PERIOD      EXPENSES           DEDUCTIONS        OF PERIOD
                                 -----------    -----------         -----------      -----------
Warranty Reserve December 31,
  1997.........................  $ 4,483,014    $18,596,329 (1)     $(5,757,945)     $17,321,398
December 31, 1998..............  $17,321,398    $(1,711,907)(2)     $(9,490,609)     $ 6,118,882
December 31, 1999..............  $ 6,118,882    $ 1,509,727 (3)     $(4,286,714)     $ 3,341,895

------------------

(1) Includes pipe warranty of $17,200,000 (See Notes 2 and 10 of Notes to Consolidated Financial Statements).

(2) Includes a reversal of the pipe warranty reserve of $3.3 million (see Note 2 of Notes to Consolidated Financial Statements).

(3) Includes special warranty charge of $800,000 (See Note 2 of Notes to Consolidated Financial Statements).