Form 10-Q
period 2000-03-31
TOTAL CONTAINMENT INC
filed 2000-05-12
CIK 913666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________.

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

                              Yes X                No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at April 28, 2000.


                             Total Containment, Inc.
                                      Index

                                                                                 Page

Part I.   Financial Information

     Item 1.   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheet -
           December 31, 1999 and March 31, 2000                                    3

           Condensed Consolidated Statement of Operations - Three months
           ended March 31, 1999 and 2000                                           4

           Condensed Consolidated Statement of Cash Flows -
           Three months ended March 31, 1999 and 2000                              5

           Notes to Condensed Consolidated Financial Statements -March 31, 2000    6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                          10


Part II.  Other Information

     Item 1.   Legal Proceedings                                                  15

     Item 5.   Other Information                                                  15

     Item 6.   Exhibits and Reports on Form 8-K                                   15

Signatures

                          Part I. Financial Information

Item 1.   Financial Statements

                             TOTAL CONTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      December 31,          March 31,
                                                                          1999                 2000
                                                                      ------------         -----------
                                                                                           (Unaudited)
                                                                              (In thousands)
                                     ASSETS

Current Assets:

     Cash and cash equivalents                                         $    731             $    558
     Accounts receivable, net                                             4,158                4,376
     Inventories                                                          5,438                5,602
     Deferred income taxes                                                1,535                1,537
     Other assets                                                           625                  628
                                                                       ---------            ---------
               Total current assets                                      12,487               12,701

Molds and tooling, net                                                      330                  259
Property and equipment, net                                               5,576                5,246
Patents, patent rights and licenses, net                                    250                  236
Goodwill, net                                                             5,560                5,513
Deferred income taxes                                                     6,589                6,587
                                                                       ---------            ---------
Total Assets                                                           $ 30,792             $ 30,542
                                                                       =========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                 $    875             $    834
     Accounts payable, trade and accrued expenses                         3,589                3,428
     Accrued preferred stock dividend                                       306                   --
     Other payable                                                        4,020                4,020
     Warranty reserve                                                       975                  556
                                                                       ---------            ---------
               Total current liabilities                                  9,765                8,838

Long-term debt                                                            3,227                3,001
Line of credit borrowings                                                 3,189                5,000
Other Long Term Liabilities                                                  --                  517
Warranty reserve                                                          2,368                2,610
                                                                       ---------            ---------

               Total liabilities                                         18,549               19,966
                                                                       ---------            ---------

Shareholders' Equity:
     Preferred stock - Series A, $10,000 stated value; authorized
       400 shares; 400 shares issued and outstanding                      4,000                4,000
     Preferred stock - Series B, $10,000 stated value; authorized
       400 shares; 400 shares issued and outstanding                      4,000                4,000
     Common stock - $0.01 par value;
       authorized 20,000,000 shares;
       4,652,600 and 4,672,600 shares issued and outstanding                 47                   47
     Capital in excess of par value                                      13,809               13,809
     Retained earnings (accumulated deficit)                             (9,292)             (11,068)
     Equity adjustment from foreign
          currency translation                                             (321)                (212)
                                                                       ---------            ---------

               Total shareholders' equity                                12,243               10,576
                                                                       ---------            ---------

Total Liabilities & Shareholders' Equity                               $ 30,792             $ 30,542
                                                                       =========            =========

            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Three months ended
                                                                   March 31,
                                                           1999               2000
                                                           ----               ----
                                                    (In thousands, except per share data)

Net sales                                                $ 7,770            $ 3,980
Cost of sales (excluding warranty provision)               5,929              3,309
                                                         --------           --------

                                                           1,841                671

Warranty Provision                                           228                117
                                                         --------           --------

Gross profit                                               1,613                554

Selling, general and administrative                        2,973              1,869
Amortization of patents, licenses and goodwill                61                 62
                                                         --------           --------

Income (loss) from operations                             (1,421)            (1,377)
Interest expense                                             131                189
                                                         --------           --------

Income (loss) before income taxes                         (1,552)            (1,566)
Income tax expense (benefit)                                (587)                --
                                                         --------           --------

Net income (loss)                                           (965)            (1,566)

Preferred stock dividends                                     76                210
                                                         --------           --------

Net Income (loss) applicable to common
  shareholders                                           $(1,041)           $(1,776)
                                                         ========           ========

Earnings (loss) per common share - basic                 $ (0.22)           $ (0.38)
                                                         ========           ========

Weighted average shares used in computation
   of net income (loss) per share - basic                  4,657              4,668
                                                         ========           ========

            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Three months ended
                                                                                        March 31,
                                                                                1999               2000
                                                                                ----               ----
                                                                                      (In thousands)

Cash flows from operating activities:
  Net income (loss)                                                             (965)             (1,566)
  Adjustment to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                              395                 611
      Change in assets and liabilities                                          (289)               (436)
      Change in operating warranty reserve                                    (1,279)               (177)
                                                                             --------            --------
        Net cash used in operating activities                                $(2,138)            $(1,568)
                                                                             --------            --------

Cash flows from investing activities:
  Purchase of property and equipment                                            (538)               (149)
                                                                             --------            --------
        Net cash used in investing activities                                   (538)               (149)
                                                                             --------            --------

Cash flows from financing activities:
  Proceeds from the sale of common stock                                          52                  --
  Repayments on long-term debt                                                  (145)               (267)
  Net borrowings under bank line of credit and short term demand note          2,657               1,811
                                                                             --------            --------
        Net cash provided by financing activities                              2,564               1,544
                                                                             --------            --------

Net increase (decrease) in cash and cash equivalents                         $  (112)            $  (173)
                                                                             ========            ========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K and 10-KA for the year ended December 31, 1999.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve, inventory reserves, allowance for doubtful accounts and deferred tax assets. Realization of deferred tax assets, associated, in part, with both federal and state net operating loss (NOL) carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. The Company has incurred net operating losses during 1999 and year-to-date 2000, and has elected to record an increase in the deferred tax assets through December 31,1999. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not, that they will be realized through future taxable earnings.

     New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total Comprehensive Income (Loss) applicable to common shareholders for the quarters ended March 31, 1999 and 2000 was $(965,000) and $(1,666,579), respectively.

Note 2 - Inventories

The components of inventory consist of the following:

                                            Dec. 31,          March 31,
                                              1999              2000
                                            --------          ---------
                                                   (In thousands)

               Raw Materials                 $  526             $  615
               Finished Goods                 4,912              4,987
                                             ------             ------
                                             $5,438             $5,602
                                             ======             ======

Note 3 - Line of Credit

In December 1999, the Company entered into a short term, $5 million line of credit facility with a new bank. The line of credit is to be used for operating working capital purposes and expires on June 30, 2001. Proceeds from this facility were used to repay the old facility of approximately $3 million. This facility charges interest at a rate of LIBOR plus 1.50% (7.63% as of March 31, 2000) and is guaranteed by Canam Steel Corporation, a subsidiary of The Canam Manac Group, Inc. Canam Steel Corporation is currently the holder of all the Preferred Stock of the Company. Canam Steel Corporation charges a fee for this guarantee at the rate of .50% of the outstanding balance. The line of credit required the Company to maintain $5.0 million in tangible net worth as defined in the agreement.

In April 2000, this line of credit was extended to $7 million of availability and the bank lowered their loan requirement to $4.0 million in tangible net worth as defined by the agreement.

Note 4 - Long Term Debt

In September 1999, the Company refinanced its long term debt of approximately $1.9 million with a new five-year, $4 million facility with Finloc Inc., an affiliate of The Canam Manac Group. Finloc Inc. is currently the holder of approximately 57% of the Company's common stock. The facility charges interest at the rate of LIBOR plus 4.00% which as of March 31, 2000, was approximately 10.13%. The loan is in the form of a six month promissory note which requires payment of the entire principal and related interest at its term. Finloc has provided written notice of its intent to renew this note every six months for a five year period with a reduction of principal of approximately $400,000 from the principal of the previous note. Proceeds from this facility were used to repay approximately $1.9 million of the existing long term debt, reduce the short term line of credit by $1 million and approximately $1.1 million were used to pay vendors who supplied various components in connection with the Company's installation of its Corrugator.

Note 5 - Sale of Preferred Stock

     In March 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share or $4 million in the aggregate. In December 1999, the Company's principal shareholder purchased an additional 400 shares of Series B Floating Rate Preferred Stock of the Company at $10,000 cash per share, or $4 million in the aggregate (the Series A and Series B Floating Rate Preferred Stock are hereafter collectively referred to as the "Preferred Stock"). The Series A Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Series B Preferred Stock is entitled to dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank plus .8%. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the above mentioned rates, plus 50 basis points. The Board of Directors of the Company passed a resolution in May 2000 to delay payment of all accrued preferred stock dividends until at least June 2001. The Company has therefore reclassed the preferred stock dividend payable to Other Long Term Liabilities as of March 31, 2001. The principal shareholder has been notified of the delay in payment and has waived nonpayment penalty on the dividends. The Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only (i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million, or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

Note 6 - Warranty Reserves

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

     Due to the decrease in the results of its operations during 1999 and year to date 2000, the Company has significantly slowed its pipe replacement program starting in May 1999. The Company expects that it will continue to replace the deteriorating pipe as results of operations allow it to provide funds for such activities. Through March 31, 2000, the Company estimates that it has replaced at least 70 to 75% of all of the potential problem sites. Due to the current unavailability of excess funds, the Company cannot predict at this time when the pipe replacement program will be completed.

     As a result of a review performed during the fourth quarter of 1999 of the progress regarding the Company's replacement of the deteriorating pipe and the effects of the Company's decision, during the second quarter of 1999, to only replace pipe at locations where the pipe is significantly deteriorated, as well as the costs expected to be incurred to complete this process, the Company recorded, during the fourth quarter of 1999, a charge to the warranty reserve of approximately $800,000.

Note 7 - Income Taxes

The Company recorded deferred tax assets, related to Net Operating Loss carryforward ("NOL"), on its books as of December 31, 1999 totaling approximately $8.1 million. During the three months ended March 31, 2000, the Company incurred a pre tax loss but elected not to record a related income tax benefit nor increase the deferred tax assets on its books. Realization of NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company currently believes that it is more likely than not that this asset will be realized in future years as a result of taxable income to be generated but will continue to monitor the valuation of this asset on an ongoing basis.

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

     These forward-looking statements included statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital structure and other financial items, (ii) statements of plans of and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statement: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the timely development of competitive new products and services by the Company and the acceptance of such products and services by the Company; (4) the willingness of customers to substitute competitors' products and services and vise versa; (5) the impact on operations of regulations; (6) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (7) changes in capital expenditures by major oil companies resulting from proposed and completed mergers and consolidations of the oil companies; (8) technological changes; (9) regulatory or judicial proceedings; (10) the failure to generate sufficient pre tax income to utilize the deferred tax assets currently recorded by the Company; and (11) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

RESULTS OF OPERATIONS -First Quarter of 2000 compared to First Quarter of 1999

Net Sales

     The Company's net sales for the quarter ended March 31, 2000 were $ 4.0 million compared to $7.8 million for the corresponding quarter in 1999, a decrease of 48.8%. The decrease was attributable to a decrease in revenues from our product sales, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans (with some large oil companies, a temporary suspension) which has also had a negative impact on the Company's revenues. The decrease was also caused in part by the Environmental Protection Agency's extension of the deadline for conformity to new tank regulations.

Gross Profit (Loss)

     The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, after the warranty provision for the quarter ended March 31, 2000, was $ 554,000 compared to $ 1.6 million for the corresponding quarter in 1999. The decrease resulted primarily from a decrease in product sales volume. Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit margin primarily from the decreased sales and unabsorbed manufacturing and warehousing costs.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 13.9% for the quarter ended March 31, 2000 compared to a gross profit percentage of 20.8% for the corresponding quarter in 1999. The Company's gross profit percentage before the effect of the warranty provision decreased to 16.9% compared to 23.7% for the corresponding quarter in 1999. The decrease in the gross profit margin is due to unabsorbed manufacturing costs attributable to lower than expected manufacturing activity, and warehousing and higher freight costs.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 2000 were $ 1.9 million compared to $3.0 million for the corresponding quarter in 1999. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to cost reductions initiated by the Company during the second quarter of 1999. The effects of these reductions on operating expenses are expected to be more evident during 2000.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. Amortization expense for the quarters ended March 31, 1999 and 2000 was $61,000 and $62,000, respectively.

Interest Expense

     Interest expense for the quarter ended March 31, 2000 was $189,000 compared to $131,000 for the corresponding quarter in 1999. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase for the quarter is due to higher combined balances of the short term line of credit and the long term equipment loans during the 2000 period and higher interest rates experienced during the 2000 period.

Income Taxes

     The Company elected not to record an income tax benefit for the quarter ended March 31, 2000. The Company recorded an income tax benefit of $587,000 for the corresponding quarter in 1999. The Company recorded income taxes utilizing an effective tax rate of approximately 38% during the 1999 period. In not recognizing this benefit in the 2000 period, the Company did not increase its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

     The Company's net loss for the quarter ended March 31, 2000 was $ 1.6 million compared to net loss of $1.0 million for the corresponding quarter in 1999. The loss for the quarter resulted from decreased sales and a decrease in gross margin percentage. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short term capital expenditure plans. The increased loss for the quarter ended March 31, 2000 resulted from the Company's election not to record an income tax benefit for the period.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate and the sale, during December 1999, of 400 shares of authorized perpetual Class B Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate (in total, the "Preferred Stock"). For the three months ended March 31, 2000 the Company has accrued, but not paid this dividend. The Board of Directors of the Company passed a resolution in May 2000 to delay payment of all accrued preferred stock dividends until at least June 2001. The Company has therefore reclassed the preferred stock dividend payable to Other Long Term Liabilities as of March 31, 2001. The principal shareholder has been notified of the delay in payment and has waived nonpayment penalty on the dividends.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 2000, the Company experienced adverse sales and operating results due to inclement weather. The Company's sales have been adversely affected to a slight extent due to the recent Asian economic crisis and political changes in certain Latin American countries.

     The recently announced merger plans of several large oil companies have created short term uncertainty regarding their retail operation capital expenditure plans. During fiscal 1999 and the quarter ended March 31, 2000, the Company experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies related to their retail operations. The Company believes that once these mergers near completion, the major oil Companies will reinitiate their related capital expenditures. The Company believes that a fair number of sites have not yet been upgraded to the Federally mandated compliance regulations but cannot currently predict when this compliance will be performed.

Financial Condition

     On March 17, 1998, the Company sold 400 shares of the Preferred Stock to the Company's principal shareholder at $10,000, cash, per share or $4.0 million in the aggregate and sold, during December 1999, 400 shares of authorized perpetual Class B Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate.

     The increase in the Company's inventory to $ 5.6 million as of March 31, 2000, as compared to $5.4 million as of December 31, 1999, is attributable to seasonal shifts in stocking levels of certain inventory items. The Company continues to aggressively manage the overall levels of inventory it is carrying during the depressed market conditions.

Liquidity and Capital Resources

     The Company had working capital of $ 2.7 million and $3.9 million at December 31, 1999 and March 31, 2000, respectively. During the first quarter of 2000, the Company utilized its line of credit to fund its pre-tax loss. During the third quarter of 1999, the Company was able to obtain a new $4 million long term loan facility (see Note 4 - Long Term Debt) and a new $5 million short term working capital loan which was subsequently increased to $7 million in April 2000 (see Note 3 - Line of Credit) that it used to complete its purchase of the additional manufacturing equipment and to fund its operating needs. The holder of the currently outstanding Preferred Stock has waived both payment of dividends and non payment penalties related to the delayed payment of dividends for the forseeable future.

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under its existing $7.0 million secured credit facility with a commercial bank and through the loans obtained in September 1999. The Company believes that its presently available funds and existing credit facility, and the cash flow expected to be generated from operations, will be adequate to satisfy its anticipated working capital requirements for the foreseeable future. See Notes 3, 4 and 5 of Notes to Condensed Consolidated Financial Statements.

Update on Year 2000 Issues

     As of the filing date of this Quarterly Report on Form 10-Q, no significant problems have been encountered as a result of computer problems related to operating in calendar year 2000. All known remediation projects and all critical projects throughout Total Containment have been completed. Contingency plans were developed for any process determined to be mission critical to the Company. All manufacturing, shipping and administrative functions have operated normally since January 1, 2000 and no significant problems have been experienced with suppliers or customers.

     The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications cost approximately $350,000, of which approximately $300,000 was incurred as part of the acquisition, during 1998, of the Company's new information system.

     In the opinion of management, the Company believes that all of its important business resources, either currently or in the near future, are expected to allow the Company to continue operating through the year 2000 and that there will be no disruption of any material business operation or capability.

Part II.  Other Information

Item 1.   Legal Proceedings

     The trial date of the legal action that is pending against Dayco Products, Inc., in the United States District Court for the Eastern District of Pennsylvania, which was reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1999, has been rescheduled from April 3, 2000 to October 11, 2000. Dayco Products, Inc. initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages and injunctive relief. This case is scheduled for trial August 14, 2000. The Company believes that it has meritorious defenses to this action.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 1999.

Item 5.   Other Information

          None

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

          11   Statement re:  Computation of Earnings Per Share (unaudited)

          27   Financial Data Schedule

     (b)  Reports on form 8-K

          A report on Form 8-K dated March 29, 2000 was filed with the Securities and Exchange Commission. The report announced that the listing of the Company's common stock was transferred from the NASDAQ National Market to the NASDAQ Small Cap Market effective March 31, 2000.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Total Containment, Inc.


Date: May 10, 2000             By /s/ Pierre Desjardins
                               -------------------------------------------------
                               Pierre Desjardins
                               Chief Executive Officer


Date: May 10, 2000             By /s/ Keith R. Ruck
                               -------------------------------------------------
                               Keith R. Ruck
                               Vice President Finance & Chief Financial Officer

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

     11                    Statement re: computation of Earnings Per Share
                           (unaudited)

     27                    Financial Data Schedule

                                   EXHIBIT 11

                             TOTAL CONTAINMENT, INC.
             STATEMENT RE: COMPUTATION OF EARNINGS (LOSS) PER SHARE
                                   (Unaudited)


                                       Three months ended      Six months ended
                                             March 31               March 31
                                               1999                   2000
                                       ------------------      ----------------
                                           (In thousands, except share data)

Basic:
Average shares outstanding                    4,657                  4,668
                                           =========              =========

  Net income applicable to common
    shareholders                           $ (1,041)              $ (1,776)
                                           =========              =========

  Net income per share amount              $  (0.22)              $  (0.38)
                                           =========              =========




  The computation or earnings (loss) per share is not shown for the three month period ended March 31, 1999 and March 31, 2000 since the effect of options would be anti-dilutive.