Form 10-K405/A
period 1999-12-31
TOTAL CONTAINMENT INC
filed 2000-06-12
CIK 913666

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

                         Commission file number 0-23454.

                             TOTAL CONTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2394872
 -------------------------------                     ------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                     422 Business Center, A130 North Drive,
              P.O. Box 939, Oaks, Pennsylvania           19546
          ----------------------------------------     ----------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by nonaffiliates as of February 26, 2000, was $4,290,525.


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

                            TOTAL CONTAINMENT, INC.

                               TABLE OF CONTENTS

                                     PART I


ITEM 1.   BUSINESS...................................................... 1

ITEM 2.   PROPERTIES.................................................... 7

ITEM 3.   LEGAL PROCEEDINGS............................................. 8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS....................................................... 9

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.......................... 9

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS...........................................11

ITEM 6.   SELECTED FINANCIAL DATA.......................................12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................12

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................12

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................12

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT....................................................13

ITEM 11.  EXECUTIVE COMPENSATION........................................13

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................13

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...........................................14

     Except for historical information, this report may be deemed to contain "forward-looking: statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

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

     The Company cautions that the foregoing list of important factors is not all inclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.



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

PRINCIPAL PRODUCTS

     The principal products of the Company and their primary features are summarized in the following table:

Enviroflex(R)                A flexible double-wall              - Double-wall construc-
                             pipe for the conveyance               tion provides primary
                             and secondary contain-                pipe protection and
                             ment of motor vehicle                 secondary containment
                             fuels from underground
                             storage tanks to                    - Flexible
                             product dispensers
                                                                 - No joints

                                                                 - UL-approved for gaso-
                                                                   line and gasohol

                                                                 - Primary pipe can be
                                                                   retracted for repair or
                                                                   replacement

                                                                 - Ease of installation

                                                                 - Thermoplastic
                                                                   construction

                                                                 - Certain features
                                                                   protected by patent


Sump/risers                  Liquid-resistant access             - Secondary containment
                             chambers made from
                             fiberglass or polyethy-             - Mounted on all types of
                             lene for submersible                  underground storage
                             pumps and other fit-                  tanks
                             tings attached to
                             underground storage                 - Provides easy above-
                             tanks                                 ground access to pumps
                             and fittings


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

                                                                 - Polyethylene and
                                                                   fiberglass construction

                                                                 - Certain features
                                                                   protected by patent

Bulkhead                     Specially designed fit-             - Ease of installation
fittings                     tings used to seal pipe/
and                          sump connections                    - Thermoplastic
reducers                                                           construction

                                                                 - Certain features
                                                                   protected by patent

Tank                         A polyethylene jacket               - Secondary containment
Jacket(R)                    that provides secondary
                             containment and corro-              - UL-approved secondary
                             sion protection for rigid             containment and corro-
                             fiberglass or steel                   sion protection jacket
                             underground storage tanks
                                                                 - Certain features protected by
                                                                   patents

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

SALES ACTIVITIES

     General

     The sales of the Company's principal products and the sales of each product as a percentage of total sales in 1997, 1998 and 1999 are set forth in the following table:

                      Sales and Percentages of Total Sales

                                          Year Ended December 31,
                          ------------------------------------------------------
                                1997               1998                1999
                          ----------------   ----------------   ----------------
                                (Dollars in thousands)
Enviroflex and

  other piping...          $19,550   42.8%  $ 21,709    40.5%   $ 8,036   32.3%
Sump/risers and
  Bulkheads, fittings
  and reducers.......       10,168   22.3     14,489    27.0      8,320   33.4
Dispenser sumps..            5,060   11.1      5,746    10.7      3,631   14.6
Tank Jacket.....             6,109   13.4      5,800    10.8      2,382    9.6
Pipe Jacket......              485    1.1         51     0.1          -      -
Installation.....            1,977    4.3      4,517     8.4      1,208    4.8
Applicator equipment
  and other.                 2,300    5.0      1,270     2.5      1,336    5.3

                          --------   ----    -------   -----    -------  -----
Totals...........         $ 45,649  100.0%   $53,582   100.0%    24,913  100.0%
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

                      NET SALES BY GEOGRAPHIC MARKET AREA

                                         Year Ended December 31,
                                        -------------------------
                                         1997     1998     1999
                                        -------  -------  -------
                                             (In thousands)
Net Sales:

  United States.......................  $33,128  $41,950  $18,938
  Canada..............................    1,463    1,646      892
  Mexico, Central and South America...    6,412    5,059    1,407
  Europe and the Middle East..........    3,536    3,781    3,248
  Southeast Asia, Australia and
    New Zealand.......................    1,110    1,146      428

                                        -------  -------  -------
Total.................................  $45,649  $53,582  $24,913
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


     Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. In 1997, the Company's backlog of orders averaged $1.7 million. In 1998, the backlog averaged less than $1.5 million. During 1999, the backlog averaged less than $500,000. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant product backlog. As of December 31, 1999, the Company had approximately $1.1 million in field service revenue backlog.


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

     In January 1998, the Company settled and terminated litigation with two competitors who claimed that they possessed licenses to manufacture and sell underground systems with retractability and other features covered by patents licensed to the Company. The purported licensees acknowledged that whatever license rights they had were terminated and the Company paid approximately $1.64 million to them, excluding various other expenses associated with this litigation of approximately $160,000.

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

     During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleges that Dayco supplied pipe that was defective because it was susceptible to microbial fungus. In its suit, the Company requests that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. The Company, in consultation with its legal counsel, believes that it is more likely than not that the Company will prevail with respect to its material claims (See Note 2 to the Company's Consolidated Financial Statements - "Summary of Significant Accounting Policies - Warranty Reserve."). Dayco has filed a counterclaim for approximately $4.0 million for goods, services, and freight contracted for by the Company, under the Dayco Agreement (see Note13 to the Company's Consolidated Financial Statements - "Commitments") and damages for alleged breaches of various duties purportedly owed to Dayco. In addition, Dayco initiated a separate legal action against the Company in February 1999 in the District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and is seeking, among other things, a determination of infringement, damages, and injunctive relief. The Company believes that it has meritorious defenses to Dayco's claims. As of January 1, 1999, the Company has entered into a contingency fee arrangement with its legal counsel whereby the Company will only pay for out-of-pocket expenses for the remainder of the discovery period and the trial-related costs. The trial is currently scheduled to commence April 3, 2000 and, although there are outstanding motions that may delay the trial date, the Company continues to press for the earliest possible trial date.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages and positions with the Company are as follows:

Name                         Age                 Position
----                        ----                 --------
Pierre Desjardins.......     58      Chairman and Chief Executive Officer

John R. Wright, Jr......     39      President and Chief Operating Officer

Jeffrey A. Boehmer......     34      Vice President Operations

Richard DiMaggio........     41      Vice President

Keith R. Ruck...........     38      Vice President Finance and Chief Financial Officer

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

     On December 22, 1999, the Company sold to Finloc Inc., the current holder of the Series A Preferred Stock, 400 shares of Series B Floating Rate Preferred Stock of the Company for $10,000 cash per share or $4 million in the aggregate. The sale of the Series B Preferred Stock was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended, because it was a transaction not involving a public offering. The Series B Preferred Stock is entitled to dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank plus .8%. Dividends are paid quarterly in arrears and if not paid would cumulate at the above mentioned rates plus 50 basis points. This shareholder has waived payment of the dividends for the foreseeable future, including the additional interest which accrues if payment is not made. The Series B Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Series B Preferred Stock is redeemable at the option of the Company, but only (i) if, after giving effect to the redemption, the Company's net tangible assets are equal to or greater than $4.5 million at the end of any fiscal quarter, or (ii) if at least the majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approves such redemption.

     The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.



                                    Sale Prices
                             ------------------------              Closing
                              High                Low             Sale Price
                             ------               ---             ----------
1999
----
First Quarter...             $6-3/4              $4-5/8             $5-7/16
Second Quarter..              5-3/4               2-1/2              3
Third Quarter...              3-1/4               2                  3-1/4
Fourth Quarter..              3-3/16              1-13/16            2-1/8

1998
----
First Quarter...            $ 3-15/16           $ 2-3/8            $ 3-7/8
Second Quarter..              6-1/2               3-3/8              5
Third Quarter...              6-7/8               3-5/8              6-5/16
Fourth Quarter..              7-1/8               4-1/2              6-15/16

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


     Information required by this Item is included on Pages 7 through 15 of the Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The audited Consolidated Financial Statements of the Company at December 31, 1998 and 1999 and for the three years ended December 31, 1999 required by this Item are included on Pages 16 through 38 of the Annual Report. No supplementary financial data is required to be included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 2, 2000 (the "Proxy Statement") under the heading "Election of Directors --Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive Compensation -- Additional Information Regarding Directors and Officers."

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference herein is the information appearing in the Proxy Statement under the headings "General --Principal Shareholders" and "Election of Directors -- Security Ownership of Management."

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

                                                      PAGE OF THE
                                                     ANNUAL REPORT
                                                     -------------
Reports of Independent Accountants...............         15-16
  Consolidated Balance Sheets as of December 31,
  1998 and 1999..................................          17
Consolidated Statements of Operations for the
  years ended December 31, 1997, 1998 and 1999...          19
Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 1997, 1998 and 1999...............          20
Consolidated Statements of Cash Flows for the
  years ended December 31, 1997, 1998 and 1999...          21
Notes to Consolidated Financial Statements.......          22

2.  FINANCIAL STATEMENT SCHEDULES.


     Schedules setting forth the allowance for doubtful accounts and warranty reserves of the Company as of December 31, 1997, 1998 and 1999 is attached as Appendices to this Annual Report on Form 10-K.

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

 3.3 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments incorporated herein by reference to
         Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 4.1 Specimen of Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4(a) to Registration Statement
         No. 33-70456 on Form S-1 of the Company.


 4.2 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments incorporated herein by reference to
         Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 4.3 Certificate Representing Shares of Class B Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments.**


10.1 Stock Compensation Plan, dated January 14, 1994, incorporated herein by reference to Exhibit 10(a) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.2 Stock Compensation Plan, dated February 27, 1997 incorporated herein by reference to Exhibit 10.2 to the Annual Report of the company on Form 10-K for the fiscal year ended December 31, 1996.*

10.3 Employment Agreement between the Company and Marc Guindon, incorporated by reference to Exhibit 10(b) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.4 Employment Agreement between the Company and Pierre Desjardins incorporated herein by reference to Exhibit 10.4 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31,1996.*

10.5 Employment Agreement between the Company and Homer N. Holden, incorporated by reference to Exhibit 10(o) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.6 Employment Agreement between the Company and Jeffrey A. Boehmer, incorporated by reference to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 1994.*

10.7 Settlement Agreement between the Company Ameron, Inc., Environ Products, Inc., Michael C. Webb, Keith Osborne, Intelpro Corporation, and Buffalo Environmental Products Corporation, dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

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

10.16 Promissory Note in the amount of $4,000,000 dated September 27, 1999, between the Company and Finloc Inc.**

10.17 Loan Agreement dated December 14, 1999, between the Company and Bank of America, N.A.**

10.18 Promissory Note, with the maximum principle of $5,000,000, dated December 14, 1999, between The Company and Bank of America, N.A.**

10.19 Loan Modification Agreement dated March 16, 2000, amending the Loan Agreement.**


21       Subsidiaries of the Company.**


23.1     Consent of Grant Thornton LLP.

27       Financial Data Schedule

----------------

 * Denotes compensatory plan or arrangement.
** Previously filed with the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

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

                                        Total Containment, Inc.
                                        (Registrant)

                                        /s/ Pierre Desjardins
                                        -----------------------------------
                                        Pierre Desjardins,
                                        Chairman and Chief Executive Officer


Dated:   June 7, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                                 Date
---------                                            -----                                 ----

/s/ Pierre Desjardins                    Chairman and Chief Executive Officer           June 7, 2000
--------------------------------
Pierre Desjardins



                                   Schedule II


                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                       Balance at       Charged to                                           Balance
                                      Beginning of       Costs and                                          At End of
           Description                   Period          Expenses        Recoveries        Deductions        Period
           -----------                ------------      -----------      ----------        ----------       ---------
1997
----
Allowance for doubtful accounts          $50,000          $254,845       $64,552(2)        $169,397(1)      $200,000

1998
----
Allowance for doubtful accounts         $200,000         $470,640         $8,877(2)        $259,018(1)      $420,499

1999
----
Allowance for doubtful accounts         $420,499         $250,057        $33,163(2)        $343,880(1)      $359,839



Notes:   (1)  Write-off of amounts reserved in prior periods.

         (2)  Recovery of a previously reserved receivable.

                                  Schedule VIII


                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES

                                    RESERVES

                        DECEMBER 31, 1997, 1998 AND 1999


                                      Balance at   Charged to                         Balance
                                      beginning    cost and                           at end
                                      of period     expenses         Deductions      of period
                                     -----------   -----------       -----------     ----------
Warranty Reserve December 31, 1997   $ 4,483,014   $18,596,329(1)    $(5,757,945)    $17,321,398

                 December 31, 1998   $17,321,398   $(1,711,907)(2)   $(9,490,609)    $ 6,118,882


                 December 31, 1999   $ 6,118,882   $ 1,509,727(3)    $(4,286,714)    $ 3,341,895


-------------------
(1) Includes pipe warranty of $17,200,000 (See Notes 2 and 10 of Notes to Consolidated Financial Statements).

(2)  Includes a reversal of the pipe warranty reserve of $3.3 million (see
     Note 2 of Notes to Consolidated Financial Statements).


(3) Includes special warranty charge of $800,000 (See Note 2 of Notes to Consolidated Financial Statements).