Form 10-Q
period 2000-06-30
TOTAL CONTAINMENT INC
filed 2000-08-11
CIK 913666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended  June 30, 2000
                                        --------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.


For the transition period from                         to
                               -----------------------    ----------------------


Commission file number  0-23454
                       ----------


                             Total Containment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Pennsylvania                                            23-2394872
-------------------------------                             --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


               422 Business Center, A130 North Dr., Oaks, PA    19456
              --------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)

                                 (610) 666-7777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
               ---------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at July 31, 2000.

                             Total Containment, Inc.
                                      Index


                                                                                       Page
                                                                                       ----
Part I.  Financial Information

     Item 1. Financial Statements (Unaudited)


           Condensed Consolidated Balance Sheet -
           December 31, 1999 and June 30, 2000                                            3

           Condensed Consolidated Statement of Operations - Three and six months
           ended June 30, 1999 and 2000                                                   4

           Condensed Consolidated Statement of Cash Flows -
           Six months ended June 30, 1999 and 2000                                        5

           Notes to Condensed Consolidated Financial Statements - June 30, 2000           6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                 10

Part II.  Other Information

     Item 1.  Legal Proceedings                                                          16

     Item 3.  Defaults Upon Senior Securities                                            16

     Item 4.  Submission of Matters to a Vote of Security Holders                        16

     Item 5.  Other Information                                                          17

     Item 6.  Exhibits and Reports on Form 8-K                                           17

Signatures                                                                               18

                          Part I. Financial Information

Item 1. Financial Statements

                             TOTAL CONTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  December 31,          June 30,
                                                                      1999                2000
                                                                  ------------          ---------
                                                                                       (Unaudited)
                                                                           (In thousands)
                                  ASSETS
Current Assets:
    Cash and cash equivalents                                       $    731            $    487
    Accounts receivable, net                                           4,158               3,610
    Inventories                                                        5,438               5,297
    Deferred income taxes                                              1,535               1,535
    Other assets                                                         625                 639
                                                                    --------            --------

                   Total current assets                               12,487              11,568

Molds and tooling, net                                                   330                 189
Property and equipment, net                                            5,576               4,883
Patents, patent rights and licenses, net                                 250                 221
Goodwill, net                                                          5,560               5,467
Deferred income taxes                                                  6,589               6,589
                                                                    --------            --------

Total Assets                                                        $ 30,792            $ 28,917
                                                                    ========            ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

    Current portion of long-term debt                               $    875            $    846
    Accounts payable, trade and accrued expenses                       3,589               3,510
    Accrued preferred stock dividend                                     306                   -
    Other payable                                                      4,020               4,020
    Warranty reserve                                                     975                 556
                                                                    --------            --------

          Total current liabilities                                    9,765               8,932

Long-term debt                                                         3,227               2,968
Line of credit borrowings                                              3,189               6,339
Preferred stock dividends payable                                          -                 727
Warranty reserve                                                       2,368               2,162
                                                                    --------            --------

          Total liabilities                                           18,549              21,128
                                                                    --------            --------

Shareholders' Equity:
    Preferred stock - Series A, $10,000 stated value; authorized
       400 shares; 400 shares issued and outstanding                   4,000               4,000
    Preferred stock - Series B, $10,000 stated value; authorized
       400 shares; 400 shares issued and outstanding                   4,000               4,000
    Common stock - $0.01 par value;
       authorized 20,000,000 shares;
       4,672,600 and 4,672,600 shares issued and outstanding              47                  47
    Capital in excess of par value                                    13,809              13,809
    Retained earnings (accumulated deficit)                           (9,292)            (13,656)
    Equity adjustment from foreign
           currency translation                                         (321)               (411)
                                                                    --------            --------

          Total shareholders' equity                                  12,243               7,789
                                                                    --------            --------

Total Liabilities & Shareholders' Equity                            $ 30,792            $ 28,917
                                                                    ========            ========


            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          Three months ended                 Six months ended
                                                               June 30,                          June 30,
                                                       1999                2000             1999          2000
                                                     --------            -------          --------       -------
                                                                  (In thousands, except per share data)

Net sales                                            $  7,136            $ 4,401          $ 14,906       $ 8,381
Cost of sales (excluding warranty provision)            6,015              4,228            11,944         7,537
                                                     --------            -------          --------       -------

                                                        1,121                173             2,962           844

Warranty Provision                                        208                137               436           254
                                                     --------            -------          --------       -------

Gross profit                                              913                 36             2,526           590


Selling, general and administrative                     2,920              2,131             5,893         4,000
Amortization of patents, licenses and goodwill             62                 61               123           123
                                                     --------            -------          --------       -------

Loss from operations                                   (2,069)            (2,156)           (3,490)       (3,533)
Interest expense                                          171                222               302           411
                                                     --------            -------          --------       -------

Loss before income taxes                               (2,240)            (2,378)           (3,792)       (3,944)
Income tax expense (benefit)                             (851)                 -            (1,438)            -
                                                     --------            -------          --------       -------

Net loss                                               (1,389)            (2,378)           (2,354)       (3,944)

Preferred stock dividends                                  78                210               154           420
                                                     --------            -------          --------       -------

Net loss applicable to common
  shareholders                                       $ (1,467)          $ (2,588)          $(2,508)      $(4,364)
                                                     ========            =======          ========       =======

Loss per common share - basic                         $ (0.31)           $ (0.55)          $ (0.54)      $ (0.93)
                                                     ========            =======          ========       =======

Weighted average shares used in computation
   of net loss per share - basic                        4,673              4,673             4,673         4,673
                                                     ========            =======          ========       =======


            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                1999                2000
                                                                              --------            --------
                                                                                     (In thousands)
Cash flows from operating activities:
  Net loss                                                                      (2,354)             (3,944)
  Adjustment to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                                897               1,124
      Change in assets and liabilities                                           2,470                 506
      Change in operating warranty reserve                                      (2,085)               (624)
                                                                              --------            --------
         Net cash used in operating activities                                $ (1,072)           $ (2,938)
                                                                              --------            --------

Cash flows from investing activities:
    Purchase of property and equipment                                            (872)               (168)
                                                                              --------            --------

         Net cash used in investing activities                                    (872)               (168)
                                                                              --------            --------


Cash flows from financing activities:
    Proceeds from the sale of common stock                                          52                   -
    Repayments on long-term debt                                                  (292)               (288)
    Net borrowings under bank line of credit and short term demand note          2,182               3,150
                                                                              --------            --------
         Net cash provided by financing activities                               1,942               2,862
                                                                              --------            --------

Net decrease in cash and cash equivalents                                     $     (2)           $   (244)
                                                                              ========            ========


           See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve, inventory reserves, allowance for doubtful accounts and deferred tax assets. Realization of deferred tax assets, associated, in part, with both federal and state net operating loss (NOL) carryforwards, is dependent upon generating sufficient taxable income prior to their expiration. The Company has incurred net operating losses during 1999 and year-to-date 2000, and has recorded an increase in the deferred tax assets through December 31,1999. Although realization is not assured for the deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings.

     New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total Comprehensive Loss applicable to common shareholders for the quarters ended June 30, 1999 and 2000 was $1,360,000 and $2,577,000, respectively, and for the six months ended June 30, 1999 and 2000 was $2,360,000 and $4,034,000 respectively.

Note 2 - Inventories

The components of inventory consist of the following:

                                       Dec. 31,            June 30,
                                         1999                2000
                                       --------            --------
                                             (In thousands)
        Raw Materials                    $ 526              $ 505
        Finished Goods                   4,912              4,792
                                        ------             ------
                                        $5,438             $5,297
                                        ======             ======

Note 3 - Line of Credit

In December 1999, the Company entered into a short-term, $5 million line of credit facility with a new bank. The line of credit is to be used for operating working capital purposes and had an original expiration of June 30, 2001. Proceeds from this facility were used to repay the old facility of approximately $3 million. This facility charges interest at a rate of LIBOR plus 1.50% (8.15% as of June 30, 2000) and is guaranteed by Canam Steel Corporation, a subsidiary of The Canam Manac Group, Inc. Canam Steel Corporation is currently the holder of all of the Preferred Stock of the Company. Canam Steel Corporation charges a fee for this guarantee at the rate of .50% of the outstanding balance.

In April 2000, this line of credit was extended to $7 million of availability and the bank reduced the requirement that the Company maintain tangible net worth as defined by the agreement from $5.0 million to $4.0 million.

Due to the losses the Company has sustained in the first and second quarters of 2000, the Company was in technical default as of June 30, 2000 of certain covenants of the line of credit regarding required tangible net assets as defined in the agreement. In August 2000 the bank provided a waiver of this default as of June 30, 2000 and has lowered the tangible net worth requirement from $4.0 million to $2.0 million. Additionally, the bank agreed to extend the terms of the line of credit until October 1, 2001.

Note 4 - Long-Term Debt

In September 1999, the Company refinanced its long-term debt of approximately $1.9 million with a new five-year, $4.0 million facility with Finloc Inc.("Finloc"), an affiliate of The Canam Manac Group Inc. Finloc Inc. is currently the holder of approximately 57% of the Company's common stock. The facility charges interest at the rate of LIBOR plus 4.00% which as of June 30, 2000, was approximately 10.65%. The loan is in the form of a six month promissory note which requires payment of the entire principal and related interest at its term. Finloc has provided written notice of its intent to renew this note every six months for a five-year period with a reduction of principal of approximately $400,000 from the principal of the previous note. Proceeds from this facility were used to repay approximately $1.9 million of the existing long-term debt, reduce the short-term line of credit by $1.0 million and pay approximately $1.1 million to vendors who supplied various components in connection with the Company's installation of its Corrugator.

Note 5 - Sale of Preferred Stock

     In March 1998, the Company's principal shareholder purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share or $4.0 million in the aggregate. In December 1999, the Company's principal shareholder purchased an additional 400 shares of Series B Floating Rate Preferred Stock of the Company at $10,000 cash per share, or $4.0 million in the aggregate (the Series A and B Floating Rate Preferred Stock are hereafter collectively referred to as the "Preferred Stock"). The Series A Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. The Series B Preferred Stock are entitled to dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank plus .8 %. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the above mentioned rates, plus 50 basis points. The Board of Directors of the Company passed a resolution in August 2000 to defer payment of all accrued preferred stock dividends until a date after September 30, 2001. The Company has therefore reclassified the preferred stock dividend payable ($727,000) as of June 30, 2000 to other long-term liabilities. The principal shareholder has been notified of the delay in payment and has waived the nonpayment penalty on the dividends. The Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only
(i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million , or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

In August 2000, the Board approved the sale of 200 shares of Series C Floating Rate Preferred Stock for $2.0 million cash in the aggregate to the majority shareholder. It is expected that the Series C Preferred Stock will have terms substantially similar to the Series A and B Preferred Stock, except that the dividend rate payable by the Company will be prime plus 3.5% (minimum 12%).

Note 6 - Warranty Reserves

The Company's Tank Jacket(R) product line carries a warranty of one year for workmanship and materials. The Enviroflex(R) product line carries a ten-year warranty for workmanship and materials. The Tank Jacket product line also carries a 30-year warranty for corrosion from certain specified materials. The Company's warranties are limited to replacement of defective material; they do not cover by their terms costs associated with leaks or spillage of tank or pipe contents. Management has accrued a reserve for anticipated warranty and other product liability claims and associated legal fees based upon its industry knowledge and actual claims experience.

Note 6 - Warranty Reserves - Con't

     As a result of a review of piping problems initiated in 1996, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost then anticipated to be incurred over a two to three-year period, of inspecting and replacing pipe that had deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at approximately 3,000 remaining sites. The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the cost the Company has sustained and will sustain to replace such pipe, as well as other damages.

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

     Due to the results of its operations during 1999 and year to date 2000, the Company has significantly slowed its pipe replacement program starting in May 1999. The Company expects that it will continue to replace the deteriorating pipe as results of operations allow it to provide funds for such activities. Through June 30, 2000, the Company estimates that it has replaced at least 70 to 75% of all of the potential problem sites. Due to the current unavailability of excess funds, the Company cannot predict at this time when the pipe replacement program will be completed.


Note 7 - Income Taxes

The Company recorded deferred tax assets, primarily related to Net Operating Loss carryforwards ("NOLs"), on its books as of December 31, 1999 totaling approximately $8.1 million. During the six months ended June 30, 2000, the Company incurred a pre-tax loss but elected to record a valuation reserve equal to the computed deferred tax benefit for the period, resulting in a zero percent effective tax rate for interim financial purposes. Realization of NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated but will continue to monitor the valuation of this asset on an ongoing basis.

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

     These forward-looking statements included statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital structure and other financial items, (ii) statements of plans of and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statement: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the timely development of competitive new products and services by the Company and the acceptance of such products and services by the customers; (4) the willingness of customers to substitute competitors' products and services and vise versa;
(5) the impact on operations of regulations; (6) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (7) changes in capital expenditures by major oil companies resulting from proposed and completed mergers and consolidations of the oil companies; (8) technological changes; (9) regulatory or judicial proceedings; (10) the failure to generate sufficient pre-tax income to utilize the deferred tax assets currently recorded by the Company; and (11) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

RESULTS OF OPERATIONS -Second Quarter of 2000 compared to Second Quarter of 1999
---------------------

Net Sales

     The Company's net sales for the quarter ended June 30, 2000 were $4.4 million compared to $7.1 million for the corresponding quarter in 1999, a decrease of 38.3%. The decrease was attributable to a decrease in revenues from our product sales, as well as a decrease from our field operations, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations caused in part by the Environmental Protection Agency's extension of the deadline for conformity to new tank regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans (with some large oil companies, a temporary suspension) which has also had a negative impact on the Company's revenues.

Gross Profit (Loss)

     The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, after the warranty provision for the quarter ended June 30, 2000 was $ 36,000, compared to $ 913,000 for the corresponding quarter in 1999. The decrease resulted primarily from a decrease in product sales volume, unabsorbed manufacturing and warehousing costs attributable to lower than anticipated manufacturing and sales, production scrap related to the start up of new equipment, and higher freight costs. Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit margin primarily from the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 0.8% for the quarter ended June 30, 2000, compared to a gross profit percentage of 12.8% for the corresponding quarter in 1999. The Company's gross profit percentage before the effect of the warranty provision decreased to 3.9%, compared to 15.7% for the corresponding quarter in 1999. The decrease in the gross profit margin percentage is due primarily from the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended June 30, 2000 were $ 2.1 million compared to $2.9 million for the corresponding quarter in 1999. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to ongoing cost reductions initiated by the Company beginning in the second quarter of 1999.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. Amortization expense for the quarters ended June 30, 1999 and 2000 was $62,000 and $61,000, respectively.

Interest Expense

     Interest expense for the quarter ended June 30, 2000 was $222,000 compared to $171,000 for the corresponding quarter in 1999. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase for the quarter is due to higher combined balances of the line of credit and the long-term equipment loans during the 2000 period and higher interest rates experienced during the 2000 period.

Income Taxes

     The Company recorded to record a valuation reserve equal to the computed deferred tax benefit for the quarter ended June 30, 2000. The Company recorded an income tax benefit of $851,000 for the corresponding quarter in 1999. The Company recorded income taxes utilizing an effective tax rate of approximately 38% during the 1999 period. In recording the valuation reserve in the 2000 period, the Company did not increase its net deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

     The Company's net loss for the quarter ended June 30, 2000 was $2.4 million compared to a net loss of $1.4 million for the corresponding quarter in 1999. The increase of $1.0 million in net loss for the quarter resulted from decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs, as well as the Company's decision to record a valuation reserve equal to the deferred tax benefit for the period. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short-term capital expenditure plans.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, on March 17, 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate, and the sale, during December 1999, of 400 shares of authorized perpetual Class B Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate. For the three months ended June 30, 2000 the Company has accrued, but not paid this dividend. The Board of Directors of the Company passed a resolution in August 2000 to defer payment of all accrued dividends on the Preferred Stock until after September 30, 2001. The Company has therefore reclassified the dividend payable on the Preferred Stock to other long-term liabilities as of June 30, 2000. The principal shareholder has been notified of the delay in payment and has waived the nonpayment penalty on the dividends.

RESULTS OF OPERATIONS - Six Months Ended June 30, 2000 vs. Six Months Ended
---------------------
June 30, 1999

Net Sales

     The Company's net sales for the six months ended June 30, 2000 were $8.4 million compared to $14.9 million for the corresponding six months in 1999, a decrease of 43.8%. The decrease was attributable to a decrease in revenues from our product sales, as well as a decrease from our field operations, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations, caused in part by the Environmental Protection Agency's extension of the deadline for conformity to new tank regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans (with some large oil companies, a temporary suspension) which has also had a negative impact on the Company's revenues.

Gross Profit (Loss)

     The Company's gross profit after the warranty provision for the six months ended June 30, 2000, was $590,000, compared to $2.5 million for the corresponding six months in 1999. The decrease resulted primarily from a decrease in product sales volume, unabsorbed manufacturing and warehousing costs attributable to lower than anticipated manufacturing and sales, production scrap related to the start up of new equipment, and higher freight costs. Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit primarily from the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap and higher freight costs.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 7.0% for the six months ended June 30, 2000, compared to a gross profit percentage of 16.9% for the corresponding six months in 1999. The Company's gross profit percentage before the effect of the warranty provision decreased to 10.1%, compared to 19.9% for the corresponding six months in 1999. The decrease in gross profit margin percentage is due primarily from the decreased sales, unabsorbed manufacturing and warehouse costs, production scrap, and higher freight costs.

Operating Expense

     Selling, general and administrative expenses for the six months ended June 30, 2000 were $4.0 million, compared to $5.9 million for the corresponding six months in 1999. The decrease for the six months ended June 30, 2000 resulted mainly from a decrease in personnel headcount and activity levels due to ongoing cost reductions initiated by the Company beginning in the second quarter of 1999.

Amortization of Intangibles

     Amortization expense for the six months ended June 30, 1999 and 2000 was $123,000.

Interest Expense

     Interest expense for the six months ended June 30, 2000 was $411,000, compared to $302,000 for the corresponding six months in 1999. The increase for the six months is due to higher combined balances of the short-term line of credit and the long-term equipment loans during the 2000 period and higher interest rates experienced during the 2000 period.

Income Taxes

     The Company recorded a valuation reserve equal to the computed deferred tax benefit for the six months ended June 30, 2000. The Company recorded an income tax benefit of $1.4 million for the corresponding six months of 1999. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1999 period. In recording the valuation reserve in the 2000 period, the Company did not increase its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Income (Loss)

     The Company's net loss for the six months ended June 30, 2000 was $3.9 million, compared to net loss of $2.4 million for the corresponding six months in 1999. The increase of $1.5 million in net loss for the six months ended June 30, 2000 resulted from decreased sales, unabsorbed manufacturing and warehouse costs, production scrap, higher freight costs, as well as the Company's decision to record a valuation reserve equal to the deferred tax benefit for the period. The Company has reduced its spending and staffing levels and will continue to monitor the industry and its short-term capital expenditure plans.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale of the Preferred Stock.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the six months ended June 30, 2000, the Company experienced adverse sales and operating results due to inclement weather. The Company's sales have been adversely affected to a slight extent due to the recent Asian economic crisis and political changes in certain Latin American countries.

     The recently announced merger plans of several large oil companies have created short-term uncertainty regarding their retail operation capital expenditure plans. During fiscal 1999 and the year-to-date through June 30, 2000, the Company experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies related to their retail operations. The Company believes that once these mergers near completion, the major oil Companies will reinitiate their related capital expenditures. The Company believes that a fair number of sites have not yet been upgraded to the federally mandated compliance regulations but cannot currently predict when this compliance will be performed.

Financial Condition

     In March 1998, the Company sold 400 shares of Class A Preferred Stock to the Company's principal shareholder at $10,000 cash per share, or $4.0 million in the aggregate; in December 1999, the Company sold 400 shares of Class B Preferred Stock to the Company's principal shareholder at $10,000 cash per share, or $4.0 million in the aggregate. In August 2000 the Company approved the sale of 200 shares of Class C Preferred Stock to the Company's principal shareholder at $10,000 cash per share, or $2.0 million in the aggregate.

     The Company's inventory was $ 5.3 million as of June 30, 2000, compared to $5.4 million as of December 31, 1999. Changes in inventory levels are attributable to seasonal shifts in stocking levels of certain inventory items. The Company continues to aggressively manage the overall levels of inventory it is carrying during the depressed market conditions.

Liquidity and Capital Resources

     The Company had working capital of $ 2.7 million and $2.6 million at December 31, 1999 and June 30, 2000, respectively. During the first six months of 2000, the Company utilized its line of credit to fund its pre-tax loss. During the third quarter of 1999, the Company was able to obtain a new $4 million long-term loan facility (see Note 4 - Long-Term Debt) and a new $5 million working capital loan which was subsequently increased to $7 million in April 2000 (see Note 3 - Line of Credit) that it used to complete its purchase of the additional manufacturing equipment and to fund its operating needs. The holder of the currently outstanding Preferred Stock has waived both payment of dividends and non payment penalties related to the deferred payment of dividends until after September 30, 2001.

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under its existing $7.0 million secured credit facility with a commercial bank and through the loans obtained in September 1999. The Company believes that its presently available funds and existing credit facility, and the cash flow expected to be generated from operations, and the funds to be received under the previously mentioned preferred stock issuance will be adequate to satisfy its anticipated working capital requirements for the foreseeable future. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements.

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

     The Company has incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications cost approximately $350,000, of which approximately $300,000 was incurred during 1998 as part of the acquisition of the Company's new information system.

     In the opinion of management, the Company believes that all of its important business resources, either currently or in the near future, are expected to allow the Company to continue operating through the year 2000 and that there will be no disruption of any material business operation or capability.

Part II.  Other Information

Item 1.   Legal Proceedings

     The trial date of the legal action that is pending against Dayco Products, Inc., in the United States District Court for the Eastern District of Pennsylvania, which was reported in the Company's Annual Report and Form 10-K/A for the fiscal year ended December 31, 1999, has been rescheduled from April 3, 2000 to October 11, 2000. This case has now been assigned to another judge. Dayco Products, Inc. initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company was infringing certain patents held by Dayco relating to hose couplings and was seeking, among other things, a determination of infringement, damages and injunctive relief. This case was scheduled for trial August 14, 2000. In July 2000 the Court granted the Company's Motion for Summary Judgement on the basis that the Company was not infringing the Dayco patents. Dayco has filed notice of appeal from this decision.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual Report and Form 10-K/A for the fiscal year ended December 31, 1999.

Item 3.  Defaults Upon Senior Securities

     The Board of Directors of the Company passed a resolution in August, 2000 to defer payment of all accrued dividends on the Preferred Stock until after September 30, 2001. The total preferred dividend arrearage at June 30, 2000 and the date of this filing is $727,000. The holder of the outstanding Preferred Stock has waived both the payment of dividends and non-payment penalties related to the deferred payment of dividends until after September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of Shareholders (the "Meeting") of the Company was held on May 2, 2000. Notice of the Meeting was mailed to shareholders on or about March 30, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purposes:

     1. To elect three Class III directors to hold office until the 2003 Annual Meeting of Shareholders and until their successors shall have been elected and qualified (Matter No. 1); and

     2. To ratify the appointment by the Company's Board of Directors of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 (Matter No. 2).

          There was no solicitation in opposition to the nominees of the Board of Directors for the election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes for each Matter were as follows:

                                                                             Abstentions and
          Nominee                     For          Against      Withheld     Broker Non-votes
          -------                  ---------       -------      --------     ----------------
          Matter No. 1                                                -            -
          Jean-Claude Arpin        4,326,420          -           1,200            -
          Marc Guindon             4,326,420          -           1,200            -
          John R. Wright, Jr.      4,326,420          -           1,200            -

          Matter No. 2             4,327,470        150               -            -

Item 5. Other Information

     Due to the losses the Company has sustained in the first and second quarters of 2000, the Company was in technical default as of June 30, 2000 of certain covenants of the line of credit regarding required tangible net assets as defined in the agreement. In August 2000 the bank provided a waiver of this default as of June 30, 2000 and has lowered the tangible net worth requirement from $4.0 million to $2.0 million. Additionally, the bank agreed to extend the terms of the line of credit until October 1, 2001. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be adversely materially affected.

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


                                        Total Containment, Inc.


Date:  August____, 2000                 By_________________________________
                                          Pierre Desjardins
                                          Chief Executive Officer



Date:  August____, 2000                 By_________________________________
                                          Thomas P. Kennedy
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

   27           Financial Data Schedule