Form 10-Q
period 2000-09-30
TOTAL CONTAINMENT INC
filed 2000-11-14
CIK 913666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended   September 30, 2000
                                    --------------------

                                  OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.


    For the transition period from                   to                        .
                                   -----------------    -----------------------


    Commission file number   0-23454
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




               422 Business Center, A130 North Dr., Oaks, PA 19456
              ----------------------------------------------------
              (Address of principal executive offices ) (Zip Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share, were outstanding at November 13, 2000.

                             Total Containment, Inc.
                                      Index


                                                                                         Page
                                                                                         ----
Part I.  Financial Information


   Item 1. Financial Statements (Unaudited)


           Condensed Consolidated Balance Sheet -
           December 31, 1999 and September 30, 2000                                         3


           Condensed Consolidated Statement of Operations - Three and nine months
           ended September 30, 1999 and 2000                                                4


           Condensed Consolidated Statement of Cash Flows -
           Nine months ended September 30, 1999 and 2000                                    5


           Notes to Condensed Consolidated Financial Statements -September 30, 2000         6


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       10


Part II.  Other Information


   Item 1. Legal Proceedings                                                               16


   Item 3. Defaults Upon Senior Securities                                                 16


   Item 5. Other Information                                                               16


   Item 6. Exhibits and Reports on Form 8-K                                                17


Signatures                                                                                 18

                             Part I. Financial Information

Item 1. Financial Statements

                             TOTAL CONTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       December 31,       September 30,
                                                                           1999               2000
                                                                       ------------       ------------
                                                                                          (Unaudited)
                                                                               (In thousands)

                                            ASSETS

Current Assets:
         Cash and cash equivalents                                          $ 731              $ 604
         Accounts receivable, net                                           4,158              3,784
         Inventories                                                        5,438              4,439
         Deferred income taxes                                              1,535              1,535
         Other current assets                                                 625                468
                                                                         --------           --------

                        Total current assets                               12,487             10,830

Molds and tooling, net                                                        330                139
Property and equipment, net                                                 5,576              4,502
Patents, patent rights and licenses, net                                      250                206
Goodwill, net                                                               5,560              5,420
Deferred income taxes                                                       6,589              6,589
                                                                         --------           --------

Total Assets                                                             $ 30,792           $ 27,686
                                                                         ========           ========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

         Current portion of long-term debt                                  $ 875              $ 825
         Accounts payable, trade and accrued expenses                       3,589              3,078
         Accrued preferred stock dividend                                     306                  -
         Other payable                                                      4,020              4,020
         Warranty reserve                                                     975                556
                                                                         --------           --------

                        Total current liabilities                           9,765              8,479

Long-term debt                                                              3,227              2,721
Line of credit borrowings                                                   3,189              6,045
Preferred stock dividends payable                                               -                978
Warranty reserve                                                            2,368              1,788
                                                                         --------           --------

                        Total liabilities                                  18,549             20,011
                                                                         --------           --------

Shareholders' Equity:
         Preferred stock - Series A, $10,000 stated value; authorized
            400 shares; 400 shares issued and outstanding                   4,000              4,000
         Preferred stock - Series B, $10,000 stated value; authorized
            400 shares; 400 shares issued and outstanding                   4,000              4,000
         Preferred stock - Series C, $50,000 stated value; authorized
           40 shares; 40 shares issued and outstanding                                         2,000
         Common stock - $0.01 par value;
            authorized 20,000,000 shares;
            4,672,600 shares issued and outstanding                            47                 47
         Capital in excess of par value                                    13,809             13,809
         Retained earnings (accumulated deficit)                           (9,292)           (15,614)
         Equity adjustment from foreign
                currency translation                                         (321)              (567)
                                                                         --------           --------

                        Total shareholders' equity                         12,243              7,675
                                                                         --------           --------

Total Liabilities and Shareholders' Equity                               $ 30,792           $ 27,686
                                                                         ========           ========

            See notes to condensed consolidated financial statements.

                      TOTAL CONTAINMENT, INC.
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            (Unaudited)


                                                     Three months ended                 Nine months ended
                                                         September 30,                    September 30,
                                                   1999              2000              1999          2000
                                                  -------           -------          --------      --------
                                                             (In thousands, except per share data)
Net sales                                         $ 5,742           $ 4,475          $ 20,648      $ 12,856
Cost of sales (excluding warranty provision)        4,610             3,896            16,554        11,433
                                                  -------           -------          --------      --------

                                                    1,132               579             4,094         1,423

Warranty Provision                                    164               120               600           374
                                                  -------           -------          --------      --------

Gross profit                                          968               459             3,494         1,049


Selling, general and administrative                 3,244             1,887             9,137         5,887
Amortization of patents, licenses and goodwill         61                62               184           185
                                                  -------           -------          --------      --------

Loss from operations                               (2,337)           (1,490)           (5,827)       (5,023)
Interest expense                                      157               216               459           627
                                                  -------           -------          --------      --------

Loss before income taxes                           (2,494)           (1,706)           (6,286)       (5,650)
Income tax expense (benefit)                         (951)                -            (2,389)            -
                                                  -------           -------          --------      --------

Net loss                                           (1,543)           (1,706)           (3,897)       (5,650)

Preferred stock dividends                              76               252               230           672
                                                  -------           -------          --------      --------

Net loss applicable to common
  shareholders                                    $(1,619)          $(1,958)         $ (4,127)     $ (6,322)
                                                  =======           =======          ========      ========

Loss per common share - basic                     $ (0.35)          $ (0.42)          $ (0.88)      $ (1.35)
                                                  =======           =======          ========      ========

Weighted average shares used in computation
   of net loss per share - basic                    4,673             4,673             4,666         4,673
                                                  =======           =======          ========      ========


            See notes to condensed consolidated financial statements.

                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                      September 30,
                                                                                1999                2000
                                                                              --------            --------
                                                                                     (In thousands)
Cash flows from operating activities:
  Net loss                                                                      (3,897)             (5,650)
  Adjustment to reconcile net income loss to
    net cash provided by operating activities:
      Depreciation and amortization                                              1,221               1,613
      Change in assets and liabilities                                           4,240                 773
      Change in operating warranty reserve                                      (2,573)               (999)
                                                                              --------            --------
         Net cash used in operating activities                                $ (1,009)           $ (4,263)
                                                                              --------            --------

Cash flows from investing activities:
    Purchase of property and equipment                                          (1,898)               (164)
                                                                              --------            --------
         Net cash used in investing activities                                  (1,898)               (164)
                                                                              --------            --------

Cash flows from financing activities:
    Proceeds from the sale of preferred stock                                                        2,000
    Proceeds from the sale of common stock                                          52                   -
    Repayments on long-term debt                                                  (384)               (556)
    Net borrowings under bank line of credit and short term demand note          3,368               2,856
                                                                              --------            --------
         Net cash provided by financing activities                               3,036               4,300
                                                                              --------            --------

Net increase (decrease) in cash and cash equivalents                             $ 129              $ (127)
                                                                              ========            ========

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report on Form10-K/A for the year ended December 31, 1999.

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

         New Accounting Pronouncements. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Prior period presentations have been restated to conform to the provisions of SFAS No. 130. The adoption of SFAS 130 had no impact on the Company's financial position or results of operations. The Company's total Comprehensive Loss applicable to common shareholders for the quarters ended September 30, 1999 and 2000 was $1,555,363 and $1,862,345,
respectively, and for the nine months ended September 30, 1999 and 2000 was $3,916,262 and $5,897,261, respectively.

Note 2 - Inventories

The components of inventory consist of the following:

                                            Dec. 31,           Sept. 30,
                                             1999                2000
                                            -------            --------
                                                  (In thousands)

         Raw Materials                       $ 526              $ 368
         Finished Goods                      4,912              4,071
                                            ------             ------
                                            $5,438             $4,439
                                            ======             ======

Note 3 - Line of Credit

In December 1999, the Company entered into a $5.0 million line of credit facility with a new bank. The line of credit is to be used for operating working capital purposes and had an original expiration of June 30, 2001. Proceeds from this facility were used to repay the old facility of approximately $3.0 million. This facility charges interest at a rate of LIBOR plus 1.50% (8.12% as of September 30, 2000) and is guaranteed by Canam Steel Corporation, a subsidiary of The Canam Manac Group, Inc. Canam Steel Corporation is currently the holder of all of the issued and outstanding Preferred Stock of the Company. Canam Steel Corporation charges a fee for this guarantee at the rate of .50% of the outstanding balance.

In April 2000, this line of credit was extended to $7.0 million of availability and the bank reduced the requirement that the Company maintain tangible net worth as defined by the agreement from $5.0 million to $4.0 million.

In August 2000, the bank reduced the requirement that the Company maintain net worth as defined in the agreement from $4.0 million to $2.0 million. Additionally, the bank agreed to extend the terms of the line of credit until October 1, 2001.

Note 4 - Long-Term Debt

In September 1999, the Company refinanced its long-term debt of approximately $1.9 million with a new five-year, $4.0 million facility with Finloc Inc.("Finloc"), an affiliate of The Canam Manac Group Inc. Finloc Inc. is currently the holder of approximately 57% of the Company's issued and outstanding common stock. The facility charges interest at the rate of LIBOR plus 4.00% which as of September 30, 2000 was approximately 10.62%. The loan is in the form of a six-month promissory note which requires payment of the entire principal and related interest at its term. Finloc has provided written notice of its intent to renew this note every six months for a five-year period with a reduction of principal of approximately $400,000 from the principal of the previous note. Proceeds from this facility were used to repay approximately $1.9 million of the existing long-term debt, reduce the short-term line of credit by $1.0 million and pay approximately $1.1 million to vendors who supplied various components in connection with the Company's installation of its Corrugator.

Note 5 - Sale of Preferred Stock

     In March 1998, Canam Steel Corporation purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share, or $4.0 million in the aggregate. In December 1999, Canam Steel Corporation purchased 400 shares of Series B Floating Rate Preferred Stock of the Company at $10,000 cash per share, or $4.0 million in the aggregate. In August 2000, Canam Steel Corporation purchased 40 shares of Series C Floating Rate Preferred Stock at $50,000 cash per share, or $2.0 million in the aggregate (the Series A, B and C Floating Rate Preferred Stock are hereafter collectively referred to as the "Preferred Stock"). The Series A Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. The Series B Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 0.8 %. The Series C Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 3.5% but with a minimum rate of at least 12.0%. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the above mentioned rates, plus 50 basis points. The Board of Directors of the Company passed a resolution in November 2000 to defer payment of all accrued preferred stock dividends until a date after December 31, 2001. The Company has therefore reclassified the $978,299 preferred stock dividend payable as of September 30, 2000 to other long-term liabilities. The shareholder has been notified of the delay in payment and has waived both payment of dividends and nonpayment penalties related to the deferred payment of dividends until after December 31, 2001. The Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only
(i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such redemption exceeds $4.5 million (Series A and B only), or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

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

Note 6 - Warranty Reserves Con't

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

         Due to the results of its operations during 1999 and year-to-date 2000, the Company significantly slowed its pipe replacement program starting in May 1999. The Company expects that it will continue to replace the deteriorating pipe as results of operations allow it to provide funds for such activities. Through September 30, 2000, the Company estimates that it has replaced at least 70 to 75% of all of the potential problem sites. Due to the current unavailability of excess funds, the Company cannot predict at this time when the pipe replacement program will be completed.


Note 7 - Income Taxes

The Company recorded deferred tax assets, primarily related to Net Operating Loss carryforwards ("NOLs"), on its books as of December 31, 1999 totaling approximately $8.1 million. During the nine months ended September 30, 2000, the Company incurred a pre-tax loss but elected to record a valuation reserve equal to the computed deferred tax benefit for the period of approximately $2.4 million, resulting in a zero percent effective tax rate for interim financial purposes. Realization of NOL carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated but will continue to monitor the valuation of this asset on an ongoing basis.

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

RESULTS OF OPERATIONS-Third Quarter of 2000 compared to Third Quarter of 1999

Net Sales

         The Company's net sales for the quarter ended September 30, 2000 were $4.5 million compared to $5.7 million for the corresponding quarter in 1999, a decrease of 22.1%. The decrease was attributable to a decrease in revenues from our product sales, as well as a decrease from our field operations, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations caused in part by the Environmental Protection Agency's extension of the deadline for conformity to new tank regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans (with some large oil companies, a temporary suspension) which has also had a negative impact on the Company's revenues.

Gross Profit

         The primary component of the Company's cost of sales is the product manufacturing costs incurred by the Company as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, after the warranty provision for the quarter ended September 30, 2000 was $459,000 compared to $ 968,000 for the corresponding quarter in 1999. The decrease resulted primarily from a decrease in product sales volume, unabsorbed manufacturing and warehousing costs attributable to lower than anticipated manufacturing and sales, production scrap related to the start up of new equipment, and higher freight costs. Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit margin primarily from the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs.

         The Company's gross profit percentage after the effect of the warranty provision decreased to 10.3% for the quarter ended September 30, 2000, compared to a gross profit percentage of 16.9% for the corresponding quarter in 1999. The Company's gross profit percentage before the effect of the warranty provision decreased to 12.9%, compared to 19.7% for the corresponding quarter in 1999. The decrease in the gross profit margin percentage is due primarily to the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs.

Operating Expense

         Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended September 30, 2000 were $1.9 million, compared to $3.2 million for the corresponding quarter in 1999. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to ongoing cost reductions initiated by the Company beginning in the second quarter of 1999.

Amortization of Intangibles

         Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. Amortization expense for the quarters ended September 30, 1999 and 2000 was $61,000 and $62,000, respectively.

Interest Expense

         Interest expense for the quarter ended September 30, 2000 was $216,000 compared to $157,000 for the corresponding quarter in 1999. Interest expense is incurred on term loans that were used for purchasing equipment and under the Company's working capital line of credit. The increase for the quarter is due to higher combined balances of the line of credit and the long-term equipment loans during the 2000 period and higher interest rates experienced during the 2000 period.

Income Taxes

         The Company recorded a valuation reserve equal to the computed deferred tax benefit of approximately $648,000 for the quarter ended September 30, 2000. The Company recorded an income tax benefit of $951,000 for the corresponding quarter in 1999. The Company recorded income taxes utilizing an effective tax rate of approximately 38% during the 1999 period. In recording the valuation reserve in the 2000 period, the Company did not increase its net deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.


Net Loss

         The Company's net loss for the quarter ended September 30, 2000 was $1.7 million compared to a net loss of $1.5 million for the corresponding quarter in 1999. The increase of $0.2 million in net loss for the quarter resulted from decreased sales, unabsorbed manufacturing and warehousing costs, production scrap, and higher freight costs, as well as the Company's decision to record a valuation reserve equal to the deferred tax benefit for the period. The Company has reduced its spending and staffing levels and will continue to monitor its costs and short-term capital expenditure plans.

Preferred Stock Dividends

         The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale, during March 1998, of 400 shares of authorized perpetual Class A Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate, the sale, during December 1999, of 400 shares of authorized perpetual Class B Floating Rate Preferred Stock at $10,000 cash per share, or $4.0 million in the aggregate, and the sale, during August 2000, of 40 shares of authorized perpetual Class C Floating Rate Preferred Stock at $50,000 cash per share, or $2.0 million in the aggregate. For the three months ended September 30, 2000 the Company has accrued, but not paid this dividend. The Board of Directors of the Company passed a resolution in November 2000 to defer payment of all accrued dividends on the Preferred Stock until after December 31, 2001. The Company has therefore reclassified the dividend payable on the Preferred Stock to other long-term liabilities as of September 30, 2000. The shareholder has been notified of the delay in payment and has waived the nonpayment penalty on the dividends.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 2000 vs.
Nine Months Ended September 30, 1999

Net Sales

         The Company's net sales for the nine months ended September 30, 2000 were $12.9 million compared to $20.6 million for the corresponding nine months in 1999, a decrease of 37.7%. The decrease was attributable to a decrease in revenues from our product sales, as well as a decrease from our field operations, primarily attributable to a general slowdown in new construction and renovation of petroleum service stations despite the large number of service stations still not in compliance with the federally mandated regulations, caused in part by the Environmental Protection Agency's extension of the deadline for conformity to new tank regulations. The recently announced merger plans of several large oil companies has resulted in a decrease in their capital expenditure plans (with some large oil companies, a temporary suspension) which has also had a negative impact on the Company's revenues.

Gross Profit

         The Company's gross profit after the warranty provision for the nine months ended September 30, 2000, was $1.0 million, compared to $3.5 million for the corresponding six months in 1999. The decrease resulted primarily from a decrease in product sales volume, unabsorbed manufacturing and warehousing costs attributable to lower than anticipated manufacturing and sales, production scrap related to the start up of new equipment, and higher freight costs. Comparing margins before the effect of the warranty provision, the Company experienced a decrease in gross profit primarily to the decreased sales, unabsorbed manufacturing and warehousing costs, production scrap and higher freight costs.

         The Company's gross profit percentage after the effect of the warranty provision decreased to 8.2% for the nine months ended September 30, 2000, compared to a gross profit percentage of 16.9% for the corresponding nine months in 1999. The Company's gross profit percentage before the effect of the warranty provision decreased to 11.1%, compared to 19.8% for the corresponding nine months in 1999. The decrease in gross profit margin percentage is due primarily from the decreased sales, unabsorbed manufacturing and warehouse costs, production scrap, and higher freight costs.

Operating Expense

         Selling, general and administrative expenses for the nine months ended September 30, 2000 were $5.9 million, compared to $9.1 million for the corresponding nine months in 1999. The decrease for the nine months ended September 30, 2000 resulted mainly from a decrease in personnel headcount and activity levels due to ongoing cost reductions initiated by the Company beginning in the second quarter of 1999.

Amortization of Intangibles

         Amortization expense for the nine months ended September 30, 1999 and 2000 was $184,000 and $185,000, respectively.

Interest Expense

         Interest expense for the nine months ended September 30, 2000 was $627,000, compared to $459,000 for the corresponding nine months in 1999. The increase for the nine months is due to higher combined balances of the short-term line of credit and the long-term equipment loans during the 2000 period and higher interest rates experienced during the 2000 period.


Income Taxes

         The Company recorded a valuation reserve equal to the computed deferred tax benefit of approximately $2.1 million for the nine months ended September 30, 2000. The Company recorded an income tax benefit of $2.4 million for the corresponding nine months of 1999. The Company recorded income taxes utilizing an effective tax rate of 38% during the 1999 period. In recording the valuation reserve in the 2000 period, the Company did not increase its deferred tax asset on its balance sheet. The Company currently believes that it is more likely than not that the net carrying amount of this asset will be realized in future years as a result of taxable income to be generated by its operations, but will continue to monitor the valuation of this asset on a quarterly basis.

Net Loss

         The Company's net loss for the nine months ended September 30, 2000 was $5.7 million, compared to net loss of $3.9 million for the corresponding nine months in 1999. The increase of $1.8 million in net loss for the nine months ended September 30, 2000 resulted from decreased sales, unabsorbed manufacturing and warehouse costs, production scrap, higher freight costs, as well as the Company's decision to record a valuation reserve equal to the deferred tax benefit for the period. The Company has reduced its spending and staffing levels and will continue to monitor its costs and short-term capital expenditure plans.

Preferred Stock Dividends

         The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale of the Preferred Stock.

Seasonality and Economic Conditions

         The recently announced merger plans of several large oil companies have created short-term uncertainty regarding their retail operation capital expenditure plans. During fiscal 1999 and the year-to-date through September 30, 2000, the Company experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies related to their retail operations. The Company believes that once these mergers near completion, the major oil Companies will reinitiate their related capital expenditures. The Company believes that a fair number of sites have not yet been upgraded to the federally mandated compliance regulations but cannot currently predict when this compliance will be performed.

         The Company's sales have been adversely affected to a slight extent due to the recent Asian economic crisis and political changes in certain Latin American countries.

Financial Condition

         In March 1998, the Company sold 400 shares of Class A Preferred Stock to Canam Steel Corporation at $10,000 cash per share, or $4.0 million in the aggregate. In December 1999, the Company sold 400 shares of Class B Preferred Stock to Canam Steel Corporation at $10,000 cash per share, or $4.0 million in the aggregate. In August 2000, the Company sold 40 shares of Class C Preferred Stock to Canam Steel Corporation at $50,000 cash per share, or $2.0 million in the aggregate.

         The Company's inventory was $ 4.4 million as of September 30, 2000, compared to $5.4 million as of December 31, 1999. Changes in inventory levels are attributable to seasonal shifts in stocking levels of certain inventory items. The Company continues to aggressively manage the overall levels of inventory it is carrying during the depressed market conditions.

Liquidity and Capital Resources

         The Company had working capital of $ 2.7 million and $2.4 million at December 31, 1999 and September 30, 2000, respectively. During the first nine months of 2000, the Company utilized its line of credit to fund its pre-tax loss. During the third quarter of 1999, the Company was able to obtain a new $4.0 million long-term loan facility (see Note 4 - Long-Term Debt) and a new $5.0 million working capital loan which was subsequently increased to $7.0 million in April 2000 (see Note 3 - Line of Credit) that it used to complete its purchase of the additional manufacturing equipment and to fund its operating needs.

         For the nine months ended September 30, 2000 the Company has accrued, but not paid the preferred stock dividends. The Board of Directors of the Company passed a resolution in November 2000 to defer payment of all accrued dividends on the Preferred Stock until after December 31, 2001. The Company has therefore reclassified the dividend payable on the Preferred Stock to other long-term liabilities as of September 30, 2000. The holder of the currently outstanding Preferred Stock has waived both payment of dividends and non payment penalties related to the deferred payment of dividends until after December 31, 2001.

         The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under its existing $7.0 million secured credit facility with a commercial bank and through the loans obtained in September 1999. In August 2000, the Board approved the sale of 40 shares of Series C Floating Rate Preferred Stock for $2.0 million cash in the aggregate to Canam Steel Corporation. In August 2000, the Board also approved the issuance of an additional 40 shares of preferred stock for $2.0 million cash in the aggregate. The Company expects to complete the sale of the additional 40 shares in December 2000. The Company believes that its presently available funds and existing credit facility, and the cash flow expected to be generated from operations, and the funds received under the previously mentioned preferred stock issuance will be adequate to satisfy its anticipated working capital requirements for the foreseeable future. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements.

Part II.  Other Information

Item 1.   Legal Proceedings

         The Company's legal action against Dayco Products, Inc., which was reported in the Company's Annual Report and Form 10-K/A for the fiscal year ended December 31, 1999, proceeded to trial on October 11, 2000 in the United States District Court for the Eastern District of Pennsylvania. The trial is still in process as of the date of this report. Dayco Products, Inc. initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company was infringing certain patents held by Dayco relating to hose couplings and was seeking, among other things, a determination of infringement, damages and injunctive relief. In July 2000, the Court granted the Company's Motion for Summary Judgement on the basis that the Company was not infringing the Dayco patents. Dayco has filed notice of appeal from this decision.

         A description of the Company's other pending legal proceedings have been previously reported in the Company's Annual Report and Form 10-K/A for the fiscal year ended December 31, 1999.

Item 3.  Defaults Upon Senior Securities

         The Board of Directors of the Company passed a resolution in November 2000 to defer payment of all accrued dividends on the Preferred Stock until after December 31, 2001. The total preferred dividend arrearage at September 30, 2000 and as of the date of this filing is $978,299. The holder of the outstanding Preferred Stock has waived both the payment of dividends and non-payment penalties related to the deferred payment of dividends until after December 31, 2001.

Item 5.  Other Information

         Due to the losses the Company has sustained in the first and second quarters of 2000, the Company was in technical default as of June 30, 2000 of certain covenants of the line of credit regarding required tangible net worth as defined in the agreement. In August 2000, the bank provided a waiver of this default as of June 30, 2000 and has lowered the tangible net worth requirement from $4.0 million to $2.0 million. Additionally, the bank agreed to extend the terms of the line of credit until October 1, 2001. If the Company is required to repay all or a significant amount of the outstanding balance of the line of credit, and the Company is unable to find an alternate source of financing, the Company's financial condition and results of operations could be adversely materially affected.

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



                                        Total Containment, Inc.


Date:  November 14, 2000                By  /s/ Pierre Desjardins
                                           -------------------------------------
                                           Pierre Desjardins
                                           Chief Executive Officer



Date:  November 14, 2000                By  /s/ Thomas P. Kennedy
                                          --------------------------------------
                                          Thomas P. Kennedy
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