Form 10-K
period 2000-12-31
TOTAL CONTAINMENT INC
filed 2001-04-02
CIK 913666

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2000

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the Transition Period from

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of the Registrant's Common Stock as quoted on the Nasdaq Stock Market, the aggregate market value of the shares of Common Stock held by non-affiliates as of February 23, 2001, was $1,668,975.

     As of February 23, 2001 the Registrant had 4,672,600 shares of Common Stock outstanding.

     Documents incorporated by reference. Portions of the 2000 Annual Report to Shareholders of the Registrant are incorporated by reference into Part II of this Report and portions of the Proxy Statement of the Registrant relating to the Registrant's Annual Meeting to be held on May 11, 2001 are incorporated by reference into Part III of this Report.

                            TOTAL CONTAINMENT, INC.

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.     BUSINESS....................................................

ITEM 2.     PROPERTIES..................................................

ITEM 3.     LEGAL PROCEEDINGS...........................................

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.....................................................

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT........................

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS.........................................

ITEM 6.     SELECTED FINANCIAL DATA.....................................

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.........................

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT....................................................

ITEM 11.  EXECUTIVE COMPENSATION........................................

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT................................................

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...........................................

     These forward-looking statements include statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency fluctuations, capital structure and other financial items, (ii) statements of plans of and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the timely development of competitive new products and services by the Company and the acceptance of such products and services by the customers; (4) the willingness of customers to substitute competitors' products and services and vise versa; (5) the impact on operations of changes in U.S. and foreign governmental laws and public policy, including environmental regulations; (6) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (7) changes in capital expenditures by major oil companies resulting from proposed and completed mergers and consolidations of the oil companies; (8) technological changes; (9) regulatory or judicial proceedings; (10) the failure to generate sufficient pre-tax income to utilize the net carrying value of the deferred tax assets currently recorded by the Company; (11) the impact of any current or future litigation involving the Company; and (12) the success of the Company at managing the risks involved in the foregoing.

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

     During the third quarter of 1996, the Company acquired American Containment, Inc. ("ACI"). ACI is principally engaged in the manufacture and installation of fiberglass tank and dispenser sumps used in underground piping systems. The Company acquired ACI to have a supply of quality fiberglass components in addition to an increased presence in the Western United States. The Company has transferred this business from ACI to the Company. During 1997, the Company caused ACI to focus on the custom part service business, as well as on becoming the field technical arm of the Company. During the fourth quarter of 2000, the Company determined to curtail the field service portion of the business as a means to control cost.

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

SALES ACTIVITIES

     GENERAL

     The sales of the Company's principal products and the sales of each product as a percentage of total sales in 2000, 1999 and 1998 are set forth in the following table:

                      SALES AND PERCENTAGES OF TOTAL SALES

                                          Year Ended December 31,
                          -----------------------------------------------------
                                2000               1999                1998
                          ----------------   ----------------   ---------------
                                        (Dollars in thousands)
Enviroflex and
  other piping ........ $ 5,161      31.0% $ 8,036      32.3% $21,709      40.5%
Sump/risers and
  Bulkheads, fittings
  and reducers ........   6,470      38.8    8,320      33.4   14,489      27.0
Dispenser sumps .......   1,896      11.4    3,631      14.6    5,746      10.7
Tank Jacket ...........   1,261       7.6    2,382       9.6    5,800      10.8
Pipe Jacket ...........      --      --         --      --         51       0.1
Installation ..........   1,543       9.3    1,208       4.8    4,517       8.4
Applicator equipment
  and other ...........     324       1.9    1,336       5.3    1,270       2.5
                        -------   -------  -------   -------  -------   -------
Totals ................ $16,655     100.0%  24,913     100.0% $53,582     100.0%
                        =======   =======  =======   =======  =======   =======

     GEOGRAPHIC MARKETS

     In addition to the United States, the Company's geographic market for its products includes Canada, Mexico, Central and South America, Europe (including the EEC, Hungary and Poland), Australia, New Zealand, Southeast Asia (including Singapore, Thailand, Taiwan and Hong Kong), and the Middle East (including Turkey and Israel). The Company's net sales to customers outside the United States in 2000, 1999 and 1998 were $4.6 million, $6.0 million and $11.6 million, respectively. The Company's principal foreign end users are the major oil companies.

     The following table sets forth, for the periods indicated, the net sales of the Company's products by geographic market area.

                      NET SALES BY GEOGRAPHIC MARKET AREA

                                         Year Ended December 31,
                                        -------------------------
                                         2000    1999     1998
                                        -------  -------  -------
                                             (In thousands)
Net Sales:
  United States.......................  $12,024  $18,938  $41,950
  Canada..............................      359      892    1,646
  Mexico, Central and South America.        725    1,407    5,059
  Europe and the Middle East..........    3,336    3,248    3,781
  Southeast Asia, Australia and
    New Zealand.......................      211      428    1,146
                                        -------  -------  -------
Total.................................  $16,655  $24,913  $53,582
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

NEW MANUFACTURING LINE

     In the fourth quarter of 1997, the Company initiated the installation of a new primary pipe manufacturing line at its Oaks, Pennsylvania facility. Prior to such activity, the Company, since its inception, had purchased its primary pipe from Dayco Products, Inc., a subsidiary of Mark IV Industries. (See Note 12 of Notes to Consolidated Financial Statements.) With this new manufacturing equipment, the Company was able to redesign and significantly improve certain important features of the Enviroflex(R) and Omniflex(R) primary pipes. This primary pipe carries the approval of Underwriters' Laboratories and internationally, ERA Technology Ltd. In the fourth quarter of 1999, the Company completed the installation of its pipe manufacturing line at the Oaks, Pennsylvania facility by purchasing, for approximately $2.1 million, a "Corrugator", a plastic extruder which makes the base pipe for all of its piping products. Previously, between 1997 and 1999, the Company purchased the base pipe from an outside vendor.

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

     Substantially all of the Company's sales relating to oil company and convenience store chain end users are performed pursuant to purchase orders or non-exclusive contracts, neither of which provide for any minimum purchase requirements. In 2000 and 1999, the Company's backlog of orders averaged less than $500,000. In 1998, the backlog averaged less than $1.5 million. The Company typically ships incoming orders within approximately seven days and, therefore, does not have a significant product backlog. As of December 31, 2000, the Company had approximately $0.6 million in field service revenue backlog compared to $1.1 million as of December 31, 1999.

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

     The Company's primary competition for Tank Jackets are manufacturers of fiberglass, fiberglass clad and steel tanks. Of these competing manufacturers, Fluid Containment, Inc. and Xerxes Corporation are both fiberglass tank manufacturers.

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

     Ten suppliers provide the Company approximately 65% of its purchases. The Company does not have any written supply contracts with its principal suppliers.

PATENTS AND TRADEMARKS, LICENSING AGREEMENTS

     The Company derives revenues from the sale of Enviroflex and Omniflex piping systems and its Tank Jacket product, certain features of which are covered by patents owned by, assigned to, or licensed to the Company. The Company relies on its intellectual property rights to protect its interest in these design features.

     Two cases were pending in the United States District Court for the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the fall of 1998. The court issued an order on September 29, 1998, which among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximately $3.7 million. By a decision dated September 15, 1999, the U.S. Court of Appeals, Federal Circuit reversed the decision of the U.S. District Court, and Environ petitioned the U.S. Supreme Court for a Writ of Certiorari. The petition was denied and the cases were remanded to the District Court for trial. The licensor's successor in interest, PISCES by OPW, Inc. ("OPW"), was substituted in place of the licensor. OPW and Environ filed a motion to dismiss the Company as a party in both cases and to dismiss both cases, in furtherance of a settlement reached without the Company's participation. The court granted the motion. The Company has objected and requested that it be permitted to maintain its action against Environ. A related case was recently brought by OPW against the Company in the United States District Court for the Southern District of Ohio for money damages and an injunction alleging, among other things, that the Company's license to make products covered by OPW patents, including its Enviroflex(R) piping systems, terminated due to Company's failure to make royalty payments. The suit alleges patent infringement of the same three patents that are the subject of the litigation in the Eastern District action, as well as an additional patent. The Company believes that it has certain counterclaims that may be asserted against OPW, defenses to the validity of some or all of OPW's claims and other defenses to the action.

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

EMPLOYEES

     As of December 31, 2000, the Company employed 90 persons, 12 of whom were engaged in marketing and sales; 2 of whom were engaged in research and development; 40 of whom were engaged in manufacturing, warehousing, and assembly; 5 of whom were engaged in field service installations; and 31 of whom were engaged in finance, administration and management. Of the total number of employees, 4 were located outside the United States. None of the Company's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company operates in a 125,000 square foot leased facility located in Oaks, Pennsylvania. The Company believes that the facility will accommodate its administrative and manufacturing needs for the foreseeable future.

     Rene Morin, Inc., a wholly owned subsidiary of the Company, operates from a 12,000 square foot leased facility located in Plainfield, Connecticut.

     American Containment, Inc. operates from several leased buildings, totaling approximately 10,000 square feet, located in Bakersfield, California.

     TCI-Environment NV, a wholly owned subsidiary of the Company, operates from an office and warehouse space located in Antwerp, Belgium.

ITEM 3.  LEGAL PROCEEDINGS

     Two cases were pending in the United States District Court for the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the fall of 1998. The court issued an order on September 29, 1998, which among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximately $3.7 million. By a decision dated September 15, 1999, the U.S. Court of Appeals, Federal Circuit reversed the decision of the U.S. District Court, and Environ petitioned the U.S. Supreme Court for a Writ of Certiorari. The petition was denied and the cases were remanded to the District Court for trial. The licensor's successor in interest, PISCES by OPW, Inc. ("OPW"), was substituted in place of the licensor. OPW and Environ filed a motion to dismiss the Company as a party in both cases and to dismiss both cases, in furtherance of a settlement reached without the Company's participation. The court granted the motion. The Company has objected and requested that it be permitted to maintain its action against Environ. A related case was recently brought by OPW against the Company in the United States District Court for the Southern District of Ohio for money damages and an injunction alleging, among other things, that the Company's license to make products covered by OPW patents, including its Enviroflex(R) piping systems, terminated due to Company's failure to make royalty payments. The suit alleges patent infringement of the same three patents that are the subject of the litigation in the Eastern District action, as well as an additional patent. The Company believes that it has certain counterclaims that may be asserted against OPW and defenses to the validity of some or all of OPW's claims and other defenses to the action.

During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleged that Dayco supplied pipe that was defective because it was susceptible to microbial fungus attack. In its suit, the Company requested that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. (See Note 2 of Notes to Consolidated Financial Statements.) The Company also sued for breach of the pricing provisions of the Dayco Agreement. Dayco filed a counterclaim for approximately $4.0 million for goods, services, and freight contracted for by the Company, under the Dayco Agreement (See Note 13 of Notes to Consolidated Financial Statements) and damages for alleged breaches of various duties purportedly owed to Dayco. After a five week trial, on November 16, 2000, the jury awarded the Company $23.0 million in damages for breach of the pricing provisions, which was significantly higher than the $1.3 million in damages the Company requested for Dayco's price overcharges. The jury also found that the Company's claim for breach of warranty regarding allegedly defective piping products supplied by Dayco was time-barred by the statute of limitations. The jury awarded Dayco approximately $3.7 million in damages in Dayco's counterclaim against the Company for breach of contract for the outstanding accounts receivable. The Company has maintained a liability on its balance sheet since 1997 for Dayco's counterclaim. Both the Company and Dayco have filed post-trial motions, which are presently pending before the Court. The motions address whether the jury's $23.0 million verdict should be sustained, reduced, or eliminated, or in the alternative, whether the Court should grant a new trial on the Company's claims, in whole or in part.

     In addition, Dayco initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and seeking, among other things, a determination of infringement, damages, and injunctive relief. In July, 2000 the Court issued a summary judgment in favor of the Company on the basis that the Company was not infringing the Dayco patents. Dayco has filed an appeal to the United States Court of Appeals for the Federal Circuit, which is currently pending.

     A legal action was filed in the Fifth Circuit Court of the State of Hawaii on September 16, 1997 by JJR Inc., James Jasper Enterprises, Inc., and others with interests in a retail shopping center on the Island of Kauai, Hawaii, against the Company, Dayco, and Senter Petroleum, Inc. for damages allegedly resulting from the failure of the Company's Enviroflex piping system on or about August 12, 1996 at The Little Gas Shack (the "Shack"), a retail gasoline service facility supplied by Senter Petroleum, Inc., adjacent to the shopping center. Prior to trial, a settlement was reached between the plaintiffs and all of the defendants except Senter Petroleum, under the terms of which the Company's insurance carrier will make a nominal payment, and the Company will be released from the claims of plaintiffs, and indemnified against the claims of Senter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages and positions with the Company are as follows:

Name                         Age                 Position
----------------------  ----------  ----------------------------------
Pierre Desjardins.......    59      Chairman of the Board

John R. Wright, Jr.....     40      President and Chief Executive Officer

Jeffrey A. Boehmer...       35      Vice President Operations

Anthony P. Adamson..        35      Vice President Sales and Marketing

Thomas P. Kennedy...        38      Vice President Finance and Chief
                                    Financial Officer

     The principal occupation and business experience during the last five years of the executive officers of the Company are as follows:

     Pierre Desjardins. Since April 1997, Mr. Desjardins has served as Chairman of the Board of the Company, and from September 1996 to December 2000, Mr. Desjardins served as Chief Executive Officer of the Company. During the period from September 1996 through September 1999, Mr. Desjardins also served as President of the Company. From 1990 to 1994, he was President and Chief Executive Officer of Domtar, Inc., a publicly owned Canadian pulp and paper corporation. He is currently a director of Uni-Select Inc., a publicly owned, Canadian company engaged in the distribution of parts and systems for motor vehicles and is a consultant for The Canam Manac Group, Inc., a publicly owned Canadian industrial corporation engaged in the manufacture of construction steel components and trailers in Canada, the United States, France and Mexico. He is also a Director of TouchTunes Music Corporation., a public company providing music-on-demand digital jukeboxes.

     John R. Wright, Jr. Mr. Wright joined the Company in June 1997 as Vice President Operations. In December 1998, he became Vice President of Marketing and Engineering. In October 1999, he became President and Chief Operating Officer and was elected to the Board of Directors of the Company. In December 2000, he was elected Chief Executive Officer for the Company. From 1982 to 1997, Mr. Wright was Director of Materials Management for Lukens, a specialty steel manufacturer. Prior responsibilities at Lukens included corporate planning, manager, and various sales positions.

     Jeffrey A. Boehmer. Mr. Boehmer joined the Company as an accountant in 1987. From 1990 until 1996, Mr. Boehmer served as Operations Manager. He served as Vice President Operations from January 1996 until June 1997, and as Vice President Finance from June 1997 until December 1997. Mr. Boehmer presently serves as Vice President of Operations. Mr. Boehmer has also served as Secretary of the Company from 1994 to December 1998.

     Anthony P. Adamson. Mr. Adamson joined the Company in April 2000 as Vice President of Sales and Marketing. From 1997 to 2000, he was Director, Marketing for Tokheim Corporation. Prior to that he spent 8 years at Mobil Corporation in various positions throughout the United States with some global responsibilities.

     Thomas P. Kennedy. Mr. Kennedy joined the Company in June 2000 as Vice President Finance and Chief Financial Officer. Previously Mr. Kennedy had been Corporate Controller from November 1996 to May 2000 with a subsidiary of Dyson Kissner and Moran, a privately owned multi-industry holding company. From May 1991 to November 1996 Mr. Kennedy was the Division Controller for Horsehead Resource Development Company, a publicly owned recycler of hazardous waste. Mr. Kennedy began his career with Ernst & Young LLP.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

     The Company's Common Stock (the "Common Stock") commenced trading on the Nasdaq Stock Market National Market System ("Nasdaq NMS") under the symbol TCIX on February 25, 1994, the date on which the Company completed its initial public offering (the "Offering"). Prior to the Offering there was no public market for the Common Stock. The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on March 31, 2000, after it ceased trading on the Nasdaq National Market System. As of February 23, 2001, the Company had 71 shareholders of record and approximately 500 beneficial owners of the Common Stock.

     In August 2000, the Company sold to Canam Steel Corporation, the current holder of the Series A and Series B Preferred Stock, 40 shares of Series C Floating Rate Preferred Stock of the Company for $50,000 cash per share or $2.0 million cash in the aggregate. In the first quarter of 2001, Canam Steel Corporation purchased an additional 40 shares of Series C Preferred Stock for $50,000 cash per share or $2.0 million cash in the aggregate. The sales of the Series C Preferred Stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the transactions did not involve public offerings. The Series C Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 3.5% with a minimum rate of at least 12%. Dividends are paid quarterly in arrears and if not paid would cumulate at the above mentioned rates plus 50 basis points. Canam Steel Corporation has waived payment of the dividends until after December 31, 2001, including the additional interest which accrues if payment is not made. The Series C Preferred
Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Series C Preferred Stock is redeemable at the option of the Company if at least the majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approves such redemption.

     The following table sets forth the quarterly ranges of high and low sale prices, and the closing sale price, for shares of the Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                     Sale Prices
                                     -----------
                                                                      Closing
                               High                Low               Sale Price
                               ----                ---               ----------
2000

----
First Quarter...             $2-1/2               $1                 $1-13/16
Second Quarter..              2-1/4                1                  1-13/16
Third Quarter...              2                    15/16              1-3/16
Fourth Quarter..              2                    3/8                15/16

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

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this Item is included on Page 3 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this Item is included on Pages 7 through 15 of the 2000 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited Consolidated Financial Statements of the Company at December 31, 2000 and 1999 and for the three years ended December 31, 2000 required by this Item are included on Pages 16 through 37 of the 2000 Annual Report. No supplementary financial data is required to be included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference herein is the information appearing in the Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 11, 2001 (the "Proxy Statement") under the heading "Election of Directors --Continuing Directors and Nominees for Election as Director" and under the heading "Report of the Compensation Committee on Executive Compensation -- Additional Information Regarding Directors and Officers."

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

                                                      PAGE OF THE
                                                     ANNUAL REPORT
                                                     -------------
Reports of Independent Accountants...............         16
Consolidated Balance Sheets as of December 31,
  2000 and 1999..................................         17
Consolidated Statements of Operations for the
  years ended December 31, 2000, 1999 and 1998...         18
Consolidated Statements of Changes in
  Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998...............         19
Consolidated Statements of Cash Flows for the
  years ended December 31, 2000, 1999 and 1998...         20
Notes to Consolidated Financial Statements.......         21

2.  FINANCIAL STATEMENT SCHEDULES

     Schedules setting forth the allowance for doubtful accounts and warranty reserves of the Company as of December 31, 2000, 1999 and 1998 are attached as Appendices to this Annual Report on Form 10-K.

3.  EXHIBITS

         The following is a list of the Exhibits required by Item 601 of Regulation S-K and incorporated by reference herein or attached as Exhibits to this Annual Report on Form 10-K.

 3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 1997.

 3.2 Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Quarterly Report of the Company on Form 10-Q for the quarter ended June 30, 1997.

 4.1 Specimen of Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4(a) to Registration Statement No. 33-70456 on Form S-1 of the Company.

 4.2 Certificate Representing Shares of Class A Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments, incorporated herein by reference to
         Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

 4.3 Certificate Representing Shares of Class B Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments, incorporated herein by reference to
         Exhibit 4.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1999.

 4.4 Certificate Representing Shares of Class C Floating Rate Preferred Stock and Related Statement With Respect to Shares - Domestic Business Corporation, with Attachments.

10.1 Stock Compensation Plan, dated January 14, 1994, incorporated herein by reference to Exhibit 10(a) to Registration Statement No. 33-70456 on Form S-1 of the Company.*

10.2 Stock Compensation Plan, dated February 27, 1997, incorporated herein by reference to Exhibit 10.2 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1996.*

10.3 Employment Agreement between the Company and Jeffrey A. Boehmer, incorporated by reference to the Quarterly Report of the Company on Form 10-Q for the quarter ended March 31, 1994.*

 10.4 Settlement Agreement between the Company Ameron, Inc., Environ Products, Inc., Michael C. Webb, Keith Osborne, Intelpro Corporation, and Buffalo Environmental Products Corporation, dated as of January 26, 1998, incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1997.

10.5 Secrecy Agreement, dated November 2, 1987, between the Company and Remcon Plastics, Inc., incorporated herein by reference to Exhibit 10(m) to Registration Statement No. 33-70456 on Form S-1 of the Company.

10.6 Settlement Agreement, dated December 16, 1994, between the Company and Keith Osborne, et al., incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.

10.7 Commitment Letter from Commercial Bank dated January 17, 1998 setting forth terms of $10 million line of credit facility, incorporated by reference to Exhibit 10.11 to the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 1997.

10.8 Employment Agreement between the Company and John R. Wright Jr. dated October 1, 1999, incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.9 Loan Modification Agreement and Allonge dated December 23, 1998 amending the line of credit agreement, incorporated by reference to
         Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.

10.10 Promissory Note in the amount of $4,000,000 dated September 27, 1999, between the Company and Finloc Inc., incorporated by reference to
         Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

10.11 Loan Agreement dated December 14, 1999, between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

10.12 Promissory Note, with the maximum principle of $5,000,000, dated December 14, 1999, between The Company and Bank of America, N.A., incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

10.13 Loan Modification Agreement dated March 16, 2000, amending the Loan Agreement dated December 14, 1999 between the Company and Bank of America, N.A., incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1999.

10.14 Loan Modification Agreement dated April 14, 2000, amending the Loan Agreement dated December 14, 1999 between the Company and Bank of America, N.A.

10.15 Loan Modification Agreement dated March 29, 2001, amending the Loan Agreement dated December 14, 1999 between the Company and Bank of America, N.A.

11       Computation of per share earning.

21       Subsidiaries of the Company.

23.1     Consent of Grant Thornton LLP.

-------------------

* Denotes compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2000:

         None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              Total Containment, Inc.
                              (Registrant)

                              /s/ JOHN R. WRIGHT, JR.
                              -----------------------------------
                              John R. Wright Jr.,
                              Chief Executive Officer

Dated:   February 27, 2001

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

Signature                                            Title                                         Date
---------                                            -----                                         ----

/s/ PIERRE DESJARDINS                       Chairman                                           February 27, 2001
--------------------------------
Pierre Desjardins


/s/ JOHN R. WRIGHT, JR.                     President and Chief Executive Officer              February 27, 2001
-------------------------------
John R. Wright, Jr.


/s/ THOMAS P. KENNEDY                       Vice President Finance and Chief Financial         February 27 , 2001
-------------------------------             Officer
Thomas P. Kennedy


/s/ MARC GUINDON                            Director                                           February 27, 2001
------------------------------
Marc Guindon


/s/ JEAN-CLAUDE ARPIN                       Director                                           February 27, 2001
------------------------------
Jean-Claude Arpin


/s/ MARCEL DUTIL                            Director                                           February 27, 2001
------------------------------
Marcel Dutil


/s/ PAUL GOBEIL                             Director                                           February 27, 2001
-------------------------------
Paul Gobeil


/s/ NYCOL PAGEAU-GOYETTE                    Director                                           February 27, 2001
-------------------------------
Nycol Pageau-Goyette


/s/ BERNARD GOUIN                           Director                                           February 27, 2001
-------------------------------
Bernard Gouin

                                   SCHEDULE II

                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                       BALANCE AT       CHARGED TO                                            BALANCE
                                      BEGINNING OF       COSTS AND                                           AT END OF
           DESCRIPTION                   PERIOD          EXPENSES         RECOVERIES        DEDUCTIONS        PERIOD
           -----------                   ------          --------         ----------        ----------        ------

2000
----
Allowance for doubtful
accounts                               $359,839         $240,000        $29,421 (2)       $152,894 (1)     $476,366

1999
----

Allowance for doubtful
accounts                               $420,499         $250,057        $33,163 (2)       $343,880 (1)      $359,839

1998
----

Allowance for doubtful
accounts                               $200,000         $470,640         $8,877 (2)       $259,018 (1)      $420,499




Notes:   (1)  Write-off of amounts reserved in prior periods.

         (2)  Recovery of a previously reserved receivable.

                                  SCHEDULE VIII

                    TOTAL CONTAINMENT, INC. AND SUBSIDIARIES

                                    RESERVES

                        DECEMBER 31, 1998, 1999 AND 2000

                                      Balance at  Charged to                    Balance
                                      beginning   cost and                      at end
                                      of period   expenses        Deductions    of period
                                      ----------  -----------     -----------   -----------

Warranty Reserve December 31, 2000   $ 3,341,895  $   500,865     $(1,632,043)  $ 2,210,717

                 December 31, 1999   $ 6,118,882  $ 1,509,727 (1) $(4,286,714)  $ 3,341,895

                 December 31, 1998   $17,321,398  $(1,711,907)(2) $(9,490,609)  $ 6,118,882

-------------------

(1) Includes special warranty charge of $800,000 (See Note 2 of Notes to Consolidated Financial Statements).

(2) Includes a reversal of the pipe warranty reserve of $3.3 million (See Note 2 of Notes to Consolidated Financial Statements).