Form 10-Q
period 2001-03-31
TOTAL CONTAINMENT INC
filed 2001-05-21
CIK 913666

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


For the transition period from __________ to __________.


Commission file number: 0-23454

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

                                 Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,672,600 shares of Common Stock, par value $0.01 per share were outstanding at May 14, 2001.


                            Total Containment, Inc.
                                     Index

                                                                            Page

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheet -
     March 31, 2001 and December 31, 2000                                    3

     Condensed Consolidated Statement of Operations - Three months
     ended March 31, 2001 and 2000                                           4

     Condensed Consolidated Statement of Cash Flows -
     Three months ended March 31, 2001 and 2000                              5

     Notes to Condensed Consolidated Financial Statements -
     March 31, 2001                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10



Part II.  Other Information

Item 1.  Legal Proceedings                                                  14

Item 2.  Sale of Securities                                                 15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17



                             TOTAL CONTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           March 31,        December 31,
                                                                             2001               2000
                                                                         (Unaudited)
                                                                                   (In thousands)
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                               $ 390            $ 714
         Accounts receivable, net                                                3,069            2,975
         Inventories (See Note 2)                                                4,239            4,023
         Deferred income taxes (See Note 7)                                          -            1,208
         Other assets                                                             325              282

                        Total current assets                                     8,023            9,202

Molds and tooling, net                                                             417              282
Property and equipment, net                                                      3,914            4,133
Patents, patent rights and licenses, net                                           176              191
Goodwill, net                                                                    5,328            5,374
Deferred income taxes (See Note 7)                                                   -            6,916

Total Assets                                                                  $ 17,858         $ 26,098

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICENCY)

Current Liabilities:

         Line of credit borrowings (See Note 3)                                  $ 150            $ 150
         Current portion of long-term debt (See Note 4)                            813              831
         Accounts payable, trade and accrued expenses                            3,855            3,553
         Warranty reserve (See Note 6)                                           1,353            1,521

                        Total current liabilities                                6,171            6,055

Long-term debt (See Note 4)                                                      2,150            2,550
Line of credit borrowings (See Note 3)                                           6,498            6,628
Accrued preferred stock dividend (See Note 5)                                    1,358            1,115
Other payables                                                                   4,020            4,020
Warranty reserve (See Note 6)                                                      689              689

                        Total liabilities                                       20,886           21,057

Shareholders' Equity(Deficency):
         Preferred stock - Series A, $10,000 stated value; authorized
            400 shares; 400 shares issued and outstanding (See Note 5)           4,000            4,000
         Preferred stock - Series B, $10,000 stated value; authorized
            400 shares; 400 shares issued and outstanding (See Note 5)           4,000            4,000
         Preferred stock - Series C, $50,000 stated value; authorized
            80 shares; 80 and 40 shares issued and outstanding (See Note 5)      4,000            2,000
         Common stock - $0.01 par value;
            authorized 20,000,000 shares;
            4,672,600 shares issued and outstanding                                 47               47
         Capital in excess of par value                                         13,809           13,808
         Accumulated deficit                                                   (28,327)         (18,375)
         Equity adjustment from foreign
                currency translation                                              (557)            (439)

                        Total shareholders' equity (deficiency)                 (3,028)           5,041

Total Liabilities & Shareholders' Equity (Deficiency)                         $ 17,858         $ 26,098




                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                               Three months ended
                                                                   March 31,
                                                             2001              2000
                                                     (In thousands, except per share data)

Net sales                                                   $ 3,604          $ 3,980
Cost of sales (excluding warranty provision)                  3,116            3,309

                                                                488              671


Warranty Provision                                               77              117

Gross Profit                                                    411              554


Selling, general and administrative                           1,720            1,869
Amortization of patents, licenses and goodwill                   61               62

Loss from operations                                         (1,370)          (1,377)
Interest expense                                                215              189

Loss before income taxes                                     (1,585)          (1,566)
Income tax expense                                            8,124                -

Net loss                                                     (9,709)          (1,566)

Preferred stock dividends                                       243              210

Net loss applicable to common
  shareholders                                             $ (9,952)        $ (1,776)

Net loss per common share                                   $ (2.13)         $ (0.38)

Weighted average shares and share
   used in computation of net loss
   per share                                                  4,673            4,668



                             TOTAL CONTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                             Three months ended
                                                                                                   March31,
                                                                                         2001                 2000
                                                                                              (In thousands)

Cash flows from operating activities:
  Net loss                                                                            $ (9,709)           $ (1,566)
  Adjustment to reconcile net loss to
    net cash used in operating activities:
      Deferred tax expense (See Note 7)                                                  8,124
      Depreciation and amortization                                                        290                 611
      Change in assets and liabilities                                                    (168)               (436)
      Change in operating warranty reserve                                                (168)               (177)
         Net cash used in operating activities                                          (1,631)             (1,568)

Cash flows from investing activities:
    Purchase of property and equipment                                                    (145)               (149)
         Net cash used in investing activities                                            (145)               (149)

Cash flows from financing activities:
    Proceeds from the sale of preferred stock                                            2,000                   -
    Repayments on long-term debt                                                          (418)               (267)
    Net (repayments) borrowings under bank line of credit                                 (130)              1,811
         Net cash provided by financing activities                                       1,452               1,544

Net decrease in cash and cash equivalents                                               $ (324)             $ (173)



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (Unaudited)

Note 1 - Basis of Presentation

     The unaudited Condensed Consolidated Financial Statements of Total Containment, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations of the Company for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for any other interim period or for a full year. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Registrant Company's Annual Report and Form 10-K for the year ended December 31, 2000.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management that are reasonably subject to change include the warranty reserve, inventory reserves, allowance for doubtful accounts and deferred tax assets. See Part II Item 1. Legal Proceedings and Note 7 concerning adjustments to the deferred tax asset valuation reserve.

     Comprehensive Income. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total Comprehensive Loss applicable to common shareholders for the quarters ended March 31, 2001 and 2000 was $10,070,000 and $1,667,000, respectively.

Note 2 - Inventories

     The components of inventory consist of the following:

                                  March 31, 2001         Dec. 31, 2000
                                             (In thousands)

Raw Materials                        $   474                $  217
Finished Goods                         3,765                 3,806

                                     $4,239                 $4,023

Note 3 - Line of Credit

     In December 1999, the Company entered into a new $5.0 million line of credit facility with a new bank, with an original expiration date of June 1, 2001. The line of credit is to be used for operating working capital purposes. During 2000, the line availability was increased to $7.0 million. At December 31, 2000 the Company was in violation of the agreement's defined tangible net worth covenant calculation. The Company received a waiver for the violation. In March 2001, the line of credit agreement was amended to extend the expiration date until April 1, 2002. The agreement was further amended to modify the calculation of the tangible net worth to exclude the "Other Payable" as disclosed on the balance sheet, and to require the Company to maintain $2.0 million in modified tangible net worth as defined in the agreement. Due to the extension of the expiration date and the modification to the covenant, which the Company then believed it would comply with at the required measurement dates within the next twelve months, the Company classified the line of credit as long term at December 31, 2000. In May 2001, the line of credit agreement was amended to extend the expiration date until October 1, 2002 and was increased to $8.0 million. As a result of the additional valuation reserve for deferred tax assets recorded in the first quarter 2001, the Company was in violation of the agreement's defined tangible net worth covenant calculation at March 31, 2001. The Company received a waiver for the March 31, 2001 covenant violation and a commitment to further modify the agreement to exclude this covenant in its entirety. Due to this covenant violation waiver and the agreement to modify the agreement to exclude the covenant for future measurement dates in the next twelve months the Company has classified the line of credit as long term on the balance sheet at March 31, 2001. This facility charges interest at a rate of LIBOR plus 1.50 % (6.58% as of March 31, 2001) and is guaranteed by Canam Steel Corporation, a subsidiary of The Canam Manac Group, Inc. Canam Steel Corporation is currently the holder of all of the Preferred Stock of the Company. Canam Steel Corporation charges a quarterly fee for this guarantee at the rate of 0.50% of the line maximum.

Note 4 - Long Term Debt

     In September 1999, the Company refinanced its long term debt of approximately $1.9 million with a new five-year, $4.0 million facility with Finloc Inc., an affiliate of The Canam Manac Group. Finloc Inc. is currently the holder of approximately 57% of the Company's common stock. The facility charges interest at the rate of LIBOR plus 4.00% (9.39% as of March 31, 2001). The loan is in the form of a six-month promissory note, which requires payment of the entire principal and related interest at its term. Finloc has provided written notice of its intent to renew this note every six months for a five year period with a reduction of principal of approximately $400,000 from the principal of the previous note. Proceeds from this facility were used to repay approximately $1.9 million of the then existing long-term debt, reduce the short-term line of credit by $1.0 million and approximately $1.1 million were used to pay vendors who supplied various components in connection with the Company's installation of its Corrugator.

Note 5 - Sale of Preferred Stock

     In March 1998, the Canam Steel Corporation purchased from the Company 400 shares of authorized Series A Floating Rate Preferred Stock of the Company at $10,000 cash per share or $4.0 million in the aggregate. In December 1999, the Canam Steel Corporation purchased 400 shares of Series B Floating Rate Preferred Stock of the Company at $10,000 cash per share, or $4.0 million in the aggregate. In August 2000, Canam Steel Corporation purchased 40 shares of Series C Floating Rate Preferred Stock at $50,000 cash per share or $2.0 million in the aggregate. In January 2001, Canam Steel Corporation purchased 20 shares of Series C Floating Rate Preferred Stock at $50,000 cash per share or $1.0 million in the aggregate. In March 2001, Canam Steel Corporation purchased 20 shares of the Series C Floating Rate Preferred Stock at $50,000 cash per share or $1.0 million in the aggregate. The Series A, Series B and Series C Floating Rate Preferred Stock are hereafter collectively referred to as the "Preferred Stock". The Series A Preferred Stock is entitled to receive, as and if declared by the Company's Board, dividends at a floating rate equal to the rate payable by the Company on its line of credit with its commercial bank. Series B Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 0.8 %. The Series C Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 3.5% with a minimum rate of at least 12%. Dividends are paid quarterly in arrears, and if not declared or paid would cumulate at the above mentioned rates, plus 50 basis points. For the quarter ended March 31, 2001, the Company has accrued but not paid these dividends. The Board of Directors of the Company passed a resolution in May 2001 to defer payment of all accrued Preferred Stock dividends until a date after June 30, 2002. The Shareholder has been notified of the delay in payment and has waived both payment of dividends and non-payment penalties related to the deferred payments of dividends until a date after June 30, 2002. The Company has therefore classified the Preferred Stock dividend payable as an other long- term liability. The Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Preferred Stock is redeemable at the option of the Company, but only
(i) if and to the extent the Company's net tangible assets at the end of any fiscal quarter and after such dividend exceeds $4.5 million (Series A and B only), or (ii) if at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approve such redemption. The preceding provision relating to redemption constitutes a covenant between the Company, the Company's principal shareholder and its remaining shareholders and may not be changed without the approval of at least a majority of the independent and disinterested members of the audit committee of the Company's Board of Directors.

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

     As the result of a 1996 review of piping problems, the Company, during the third quarter of 1997, increased its warranty reserve by approximately $18.6 million primarily to cover the Company's estimate of the cost then anticipated to be incurred over a two- to three-year period for inspecting and replacing pipe with deteriorating cover material on the retractable inner pipe portion of the Company's double-wall underground fuel dispensing and containment systems installed between 1990 and 1994 at over 4,000 sites. The deterioration results from a microbiological fungus, which, under certain conditions, affects the outer layers of the system's primary (inner) retractable pipe. The Company has instituted litigation against the supplier of the pipe to recover the costs to replace such pipe, as well as other damages. As a result of a review performed during the third quarter of 1998 of the progress made regarding this replacement pipe program, as well as the costs then expected to be incurred to complete this process, the Company recorded, during the third quarter of 1998, a reduction of the warranty reserve of approximately $3.3 million. As a result of a review performed during the fourth quarter of 1999 of the progress regarding the Company's replacement of deteriorating pipe, and the effects of the Company's decision, during the second quarter of 1999, to prioritize the pipe replacement at locations where the pipe is significantly deteriorated, as well as the costs expected to be incurred to complete this process, the Company recorded, during the fourth quarter of 1999, a charge to the warranty reserve of approximately $800,000.

Note 7 - Income Taxes

     The Company had recorded net deferred tax assets related to Net Operating Loss carryforwards ("NOLs"), as of December 31, 2000 of approximately $8.1 million that resulted primarily from the cost incurred related to the $18.6 million warranty reserve recorded in 1997 to replace alleged defective pipe supplied by Dayco Products (See Note 6). Realization of deferred tax assets, associated, in part, with both federal and state net operating loss (NOL) carryforwards, is dependent upon generating sufficient taxable income prior to the NOLs expirations. The Company has incurred net operating losses during 2000 and year-to-date 2001. At the beginning of 2000 based on the anticipated near term level of operations and the uncertainty of the value of the award from the litigation with Dayco Products (See Part II Item 1. Legal Proceedings), the Company recorded a valuation reserve in an amount equal to its deferred tax benefit for periods beginning with the quarter ended March 31, 2000, for its United States Operations. In May 2001, the Company received an order in the federal court proceeding regarding the Dayco Products litigation (See Part II
Item 1. Legal Proceedings) that resulted in uncertainty regarding the value and timing of any possible award pertaining to this litigation. As a result, the Company recorded an additional valuation reserve equal to the $8.1 million net deferred tax asset in the quarter ended March 31, 2001.

     The components of income tax expense consist of the following:

                                         March 31, 2001     March 31, 2000
                                                   (In thousands)

Currently payable                        $     0            $     0
Deferred                                    (618)              (611)
Change in valuation reserve                8,742                611

                                          $8,124            $     0

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

     These forward-looking statements included statements with respect to the Company's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of the Company, including but not limited to, (i) projections of revenues, costs of raw materials, income or loss, earnings or loss per share, capital structure and other financial items, (ii) statements of plans of and objectives of the Company or its management or board of directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (iii) statements of future economic performance, (iv) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, and other statements about the Company or its business, and (v) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties, which are subject to change based on various important factors (some of which, in whole or in part, are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statement: (1) the strength of the United States and global economies in general and the strength of the regional and local economies in which the Company conducts operations; (2) the effects of, and changes in, U.S. and foreign governmental trade, monetary and fiscal policies and laws; (3) the timely development of competitive new products and services by the Company and the acceptance of such products and services by customers; (4) the willingness of customers to substitute competitors' products and services and vise versa; (5) the impact on operations of regulations; (6) the level of export sales impacted by export controls, changes in legal and regulatory requirements, policy changes affecting the markets, changes in tax laws and tariffs, exchange rate fluctuations, political and economic instability, and accounts receivable collection; (7) changes in capital expenditures by major oil companies resulting from proposed and completed mergers and consolidations of the oil companies; (8) technological changes; (9) regulatory or judicial proceedings; (10) the impact of any current or future litigation involving the Company; (11) the ability of the Company to raise additional debt and or equity financing to fund its working capital requirements, and (12) the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

RESULTS OF OPERATIONS -First Quarter of 2001 compared to First Quarter of 2000

Net Sales

     The Company's net sales for the quarter ended March 31, 2001 were $ 3.6 million compared to $4.0 million for the corresponding quarter in 2000, a decrease of 9.4%. The decrease was primarily attributable to a decrease in revenues from our service operation sales. The Company made the decision to curtail this portion of its operations in December 2000. The Company's United States product sales remained flat compared to the first quarter of 2000. While the net sales amount for these sales remained constant there was an increase in sales volume that was offset by a shift in product sales mix.

Gross Profit

     The primary components of the Company's cost of sales are its internal product manufacturing expenses as well as costs paid to various third party manufacturers. Other components are the variable and fixed costs of operating the Company's manufacturing and warehousing operations, depreciation of molds, tools and equipment, and warranty expense. The Company's gross profit, before the warranty provision for the quarter ended March 31, 2001, was $ 488,000 compared to $ 671,000 for the corresponding quarter in 2000. The decrease resulted primarily from a decrease in sales volume primarily attributed to the service operations sales as discussed above.

     The Company's gross profit percentage after the effect of the warranty provision decreased to 11.4% for the quarter ended March 31, 2001 compared to a gross profit percentage of 13.9% for the corresponding quarter in 2000. The Company's gross profit percentage before the effect of the warranty provision decreased to 13.5% for the quarter ended March 31, 2001compared to 16.9% for the corresponding quarter in 2000. The decrease in the gross profit margin percentage is due primarily to the sales mix discussed above, as well as unabsorbed fixed costs.

Operating Expense

     Selling, general and administrative expenses consist primarily of salaries and related benefits, payroll taxes, commissions, royalties, legal expenses and other general, administrative and overhead costs. Selling, general and administrative expenses for the quarter ended March 31, 2001 were $ 1.7 million compared to $1.9 million for the corresponding quarter in 2000. The decrease for the quarter resulted mainly from a decrease in personnel headcount and activity levels due to the Company's decision in December 2000 to curtail the service operations portion of the business. Additionally, the Company continues to implement cost reductions in response to the current market conditions.

Amortization of Intangibles

     Amortization of intangibles consists of the amortization of goodwill over a period of 40 years and the amortization of various patents and licenses that are amortized on a straight-line basis over the estimated lives of the patents (which range from 13 to 17 years) at the acquisition date or subsequent issuance date. Amortization expense for the quarters ended March 31, 2001 and 2000 was $61,000 and $62,000, respectively.

Interest Expense

     Interest expense for the quarter ended March 31, 2001 was $215,000 compared to $189,000 for the corresponding quarter in 2000. Interest expense occurs on term loans that were used for equipment purchases and on the Company's working capital line of credit. The increase for the quarter is due to higher balances of the line of credit for the 2001 period.

Income Taxes

     The Company had recorded net deferred tax assets related to Net Operating Loss carryforwards ("NOLs"), as of December 31, 2000 of approximately $8.1 million that resulted primarily from the cost incurred related to the $18.6 million warranty reserve recorded in 1997 to replace alleged defective pipe supplied by Dayco Products (See Note 6). Realization of deferred tax assets, associated, in part, with both federal and state net operating loss (NOL) carryforwards, is dependent upon generating sufficient taxable income prior to the NOLs expirations. The Company has incurred net operating losses during 2000 and year-to-date 2001. At the beginning of 2000 based on the anticipated near term level of operations and the uncertainty of the value of the award from the litigation with Dayco Products (See Part II Item 1. Legal Proceedings), the Company recorded a valuation reserve in an amount equal to its deferred tax benefit for periods beginning with the quarter ended March 31, 2000, for its United States Operations. In May 2001, the Company received an order in the federal court proceeding regarding the Dayco Products litigation (See Part II
Item 1. Legal Proceedings) that resulted in uncertainty regarding the value and timing of any possible award pertaining to this litigation. As a result, the Company recorded an additional valuation reserve equal to the $8.1 million net deferred tax asset in the quarter ended March 31, 2001.

Net Loss

     The Company's net loss for the quarter ended March 31, 2001 was $9.7 million compared to $1.6 million for the quarter ended March 31, 2000. The increase in the loss was the result of the additional deferred tax valuation reserve of $8.1 million recorded in the 2001 quarter. The lower sales for the 2001 quarter were offset by reduced costs at the Company.

Preferred Stock Dividends

     The preferred stock dividend, approved by the Company's Board of Directors, relates to the Company's sale of authorized perpetual Preferred Stock. For the three months ended March 31, 2001 the Company has accrued, but not paid this dividend. The Board of Directors of the Company passed a resolution in May 2001 to delay payment of all accrued preferred stock dividends until a date after June 30, 2002. The Company has therefore classified the preferred stock dividend payable as Other Long Term Liabilities as of March 31, 2001. The Shareholder has been notified of the delay in payment and has waived both payment of dividends and non-payment penalties related to the deferred payments of dividends until a date after June 30, 2002.

Seasonality and Economic Conditions

     The Company's sales are affected by the timing of planned construction of new service stations and the retrofitting of existing service stations by the end users, both of which are influenced by inclement weather and general economic conditions. During the quarter ended March 31, 2001, the Company experienced adverse sales and operating results due to inclement weather.

     The recently completed mergers of several large oil companies have created a short-term uncertainty regarding their retail operation capital expenditure plans. The Company's year-to-date 2001 and 2000 results experienced adverse sales and operating results due to a reduction in capital expenditures by the large oil companies related to their retail operations. The decrease was also caused in part by the EPA's extension of the deadline for conformity to the new tank regulations.

Financial Condition

     During the quarter ended March 31, 2001, the Company sold 40 shares of Series C Preferred Stock to Canam Steel, the holder of all of the Company's preferred stock, at $50,000 cash, per share or $2.0 million in the aggregate.

     The increase in the Company's inventory to $ 4.2 million as of March 31, 2001, as compared to $4.0 million as of December 31, 2000, is attributable to seasonal shifts in stocking levels of certain inventory items. The Company continues to aggressively manage the overall levels of inventory it is carrying during the depressed market conditions.

Liquidity and Capital Resources

     The Company had working capital of $ 1.9 million at March 31 2001, compared to working capital of $3.1 million at December 31, 2000. During the first quarter of 2001, the Company utilized the proceeds from the sale of the Series C Preferred Stock to fund its operating loss and to pay-down long- term debt. The Board of Directors of the Company passed a resolution in May 2001 to delay payment of all accrued preferred stock dividends until a date after June 30, 2002. The Company has therefore classified the preferred stock dividend payable as Other Long Term Liabilities as of March 31, 2001. The Shareholder has been notified of the delay in payment and has waived both payment of dividends and non-payment penalties related to the deferred payments of dividends until a date after June 30, 2002. During May of 2001, the Company was able to obtain a modification to its line of credit agreement to increase the available funds from $7.0 million to $8.0 million (see Note 3 - Notes To Condensed Consolidated Financial Statements) to fund its future operating needs.

     The Company satisfies its working capital needs primarily through funds generated by operations and by borrowings under its existing $8.0 million secured credit facility with a commercial bank. As a result of the uncertainty of the Dayco litigation arising in May 2001, the Company is investigating its alternatives for its capital needs and the sources to fund those needs. At the present time, the Company believes it will be able to raise additional funds to satisfy its working capital requirements, but there can be no assurance that it will be able to do so. See Notes 3, 4 and 5 of Notes To Condensed Consolidated Financial Statements.

Part II.  Other Information

Item 1.   Legal Proceedings

     Two cases were pending in the Eastern District of Pennsylvania, in which the Company, as exclusive licensee of these certain patents, and the licensor of those patents sought money damages and an injunction due to patent infringement by Environ Products, Inc. ("Environ") and Environ sought a declaration of invalidity of the patents, non-infringement, and unenforceability. These cases were to be tried in the fall of 1998. The court issued an order on September 29, 1998, which among other things, granted Environ's motions for summary judgment of invalidity of the patents and non-infringement by Environ. This constituted a final judgment of all issues which were material to these cases, and the licensor filed an appeal to the U.S. Court of Appeals, Federal Circuit. As a result of this decision, the Company wrote off during 1998 the current unamortized cost of this license, which was approximately $3.7 million. By a decision dated September 15, 1999, the U.S. Court of Appeals, Federal Circuit reversed the decision of the U.S. District Court, and Environ petitioned the U.S. Supreme Court for a Writ of Certiorari. The petition was denied and the cases were remanded to the district court for trial. The licensor's successor in interest, PISCES by OPW, Inc. ("OPW") was substituted in place of the licensor. OPW and Environ filed a motion to dismiss the Company as a party in both cases and to dismiss both cases, in furtherance of a settlement reached without the Company's participation. The court granted the motion. The Company has objected and requested that it be permitted to maintain its action against Environ. A related case was recently brought by OPW against the Company in the Southern District of Ohio for money damages and an injunction alleging, among other things, that the Company's license to make products covered by OPW patents, including its Enviroflexr piping systems, terminated due to Company's failure to make royalty payments. The suit alleges patent infringement of the same three patents that are the subject of the litigation in the Eastern District action, as well as an additional patent. The Company believes that it has certain counterclaims that may be asserted against OPW, defenses to the validity of some or all of OPW's claims and other defenses to the action.

     During 1997, the Company initiated a legal action against Dayco Products, Inc., a subsidiary of Mark IV Industries, in the United States District Court for the Eastern District of Pennsylvania seeking, among other things, a judicial determination that Dayco breached the provisions of two Supply Agreements, entered into in 1990 and 1993 for the sale of primary pipe. The Complaint alleged that Dayco supplied pipe that was defective because it was susceptible to microbial fungus attack. In its suit, the Company requested that the Court award damages to cover, among other things, the cost of inspecting and replacing defective pipe and related costs in an amount to be determined at trial and for further appropriate relief. (See Note 2 of Notes to Consolidated Financial Statements.) The Company also sued for breach of the pricing provisions of the Dayco Agreement. Dayco filed a counterclaim for approximately $4.0 million for goods, services, and freight contracted for by the Company, under the Dayco Agreement (See Note 13 of Notes to Consolidated Financial Statements) and damages for alleged breaches of various duties purportedly owed to Dayco. After a five-week trial, on November 16, 2000, the jury awarded the Company. $23.0 million in damages for breach of the pricing provisions, which was significantly higher than the $1.3 million in damages the Company requested for Dayco's price overcharges. The jury also found that the Company's claim for breach of warranty regarding allegedly defective piping products supplied by Dayco was time-barred by the statute of limitations. The jury awarded Dayco approximately $3.7 million in damages in Dayco's counterclaim against the Company for breach of contract for the outstanding accounts receivable. The Company has maintained a liability on its balance sheet since 1997 for Dayco's counterclaim. In May 2001, the federal judge ordered the Company to elect either a new trial on the issue of damages on its breach of pricing claim or accept a $1.3 million award for damages on its breach of pricing claim in lieu of the $23.0 million awarded in November 2000. The Company has elected to seek a new trial for damages on its breach of pricing claim.

     In addition, Dayco initiated a separate legal action against the Company in February 1999 in the United States District Court for the Western District of Missouri, alleging that the Company is infringing certain patents held by Dayco relating to hose couplings and seeking, among other things, a determination of infringement, damages, and injunctive relief. In July, 2000 the Court issued a summary judgement in favor of the Company on the basis that the Company was not infringing the Dayco patents. Dayco has filed an appeal to the United States Court of Appeals for the Federal Circuit, which was heard on May 8, 2001, and the Appeals Court decision is pending.

     A description of the Company's other pending legal proceedings has been previously reported in the Company's Annual Report and Form 10-K for the fiscal year ended December 31, 2000.

Item 2.  Sale of Securities

     In January 2001, Canam Steel Corporation purchased 20 shares of Series C Floating Rate Preferred Stock at $50,000 cash per share or $1.0 million in the aggregate. In March 2001, Canam Steel Corporation purchased 20 shares of the Series C Floating Rate Preferred Stock at $50,000 cash per share or $1.0 million in the aggregate. The sales of the Series C Preferred Stock were exempt from registration under Section 4(2) of the Securities Act, as amended, because the transactions did not involve public offerings. The Series C Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 3.5% with a minimum rate of at least 12%. Dividends are paid quarterly in arrears and if not paid would cumulate at the above mentioned rates plus 50 basis points. Canam Steel Corporation has waived payment of the dividends until after June 30, 2002, including the additional interest which accrues if payment is not made. The Series C Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Series C Preferred Stock is redeemable at the option of the Company if at least the majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approves such redemption.

Item 3.  Defaults Upon Senior Securities

     The Board of Directors of the Company passed a resolution in May, 2001 to defer the payment of all accrued dividends on the Preferred Stock until after June 30, 2002. The total preferred dividend arrearage at March 31, 2001 and the date of this filing is $1,358,000. The holder of the outstanding Preferred Stock has waived both the payment of dividends, and non-payment penalties related to the deferred payment until after June 30, 2002. The Series C Preferred Stock is entitled to dividends at a floating rate equal to the prime rate plus 3.5% with a minimum rate of at least 12%. Dividends are paid quarterly in arrears and if not paid would cumulate at the above mentioned rates plus 50 basis points. Canam Steel Corporation has waived payment of the dividends until after June 30, 2002, including the additional interest which accrues if payment is not made. The Series C Preferred Stock: (i) does not possess voting rights, (ii) is not convertible into common stock, and (iii) is not redeemable at the option of the holder. The Series C Preferred Stock is redeemable at the option of the Company if at least the majority of the independent and disinterested members of the audit committee of the Company's Board of Directors approves such redemption.

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



                                      Total Containment, Inc.


Date:  May 21, 2001                   By /s/ John R. Wright Jr.
                                        John R. Wright, Jr.
                                        Chief Executive Officer



Date:  May 21, 2001                   By /s/ Thomas P. Kennedy
                                        Thomas P. Kennedy
                                        Vice President Finance &
                                        Chief Financial Officer

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